Form 10-K
period 2024-12-31
ITC Holdings Corp.
filed 2025-02-14
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2024 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of the registrant’s common stock, no par value, outstanding as of February 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2024

DEFINITIONS
Unless otherwise noted or the context requires, all references in this report to:
ITC Holdings Corp. and its subsidiaries
•“ITC Great Plains” are references to ITC Great Plains, LLC, a wholly-owned subsidiary of ITC Holdings;
•“ITC Holdings” are references to ITC Holdings Corp., a wholly-owned subsidiary of ITC Investment Holdings, and not any of ITC Holdings’ subsidiaries;
•“ITC Michigan” are references to ITCTransmission and METC together;
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
•“AFUDC” are references to an allowance for funds used during construction;
•“Ancillary Services Agreement” are references to the Amended and Restated Purchase and Sale Agreement for Ancillary Services entered into by METC and Consumers Energy dated as of April 29, 2002;
•“AOCI” are references to accumulated other comprehensive income or loss;
•“BA” are references to a Balancing Authority;
•“CIA” are references to the Coordination and Interconnection Agreement entered into by ITCTransmission and DTE Electric dated as of February 28, 2003;
•“CIO” are references to Chief Information Officer;
•“CODM” are references to Chief Operating Decision Maker;
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
•“NYSE” are references to the New York Stock Exchange;
•“October 2024 Order” are references to an order issued by the FERC on October 17, 2024 regarding MISO ROE Complaints;
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
•“Sunflower” are references to Sunflower Electric Power Corporation;
•“Sunflower Agreement” are references to an Amended and Restated Maintenance Agreement entered into by Sunflower and ITC Great Plains dated as of August 24, 2010, and most recently amended effective as of March 6, 2017;
•“TO” are references to transmission owner;

•“ULCS” are references to Utility Lines Construction Services, LLC, a division of Asplundh Tree Expert Co.; and
•“USD” are references to the United States dollar.

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
Development of Business
As we move toward a cleaner, sustainable and electrified economy, the power grid will need to be transformed and modernized. Further, the need for a secure and reliable grid is imperative as we protect critical infrastructure and serve as a steward in economic development for the areas we serve. Technology deployment and innovation are occurring at an accelerated rate within our industry, so we are actively identifying and investing in infrastructure required to meet evolving system needs and energy policy objectives. Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. In addition, evolving technologies such as data centers, with increasing energy demand and load capacity requirements, will require electric transmission systems to adapt to future demands at a scale and pace beyond the historical trends of development.
We expect to invest approximately $5.8 billion from 2025 through 2029 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) upgrade physical and technological grid security to protect critical infrastructure; (3) expand access to electricity markets to reduce the overall cost of delivered energy to customers and provide access to competitive markets for economic development; and (4) interconnect new renewable generation resources.
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
Transmission infrastructure plans are submitted as discrete projects into the MISO and SPP planning processes. As the regional planning authorities, MISO and SPP administer open and transparent processes through which the submitted projects are vetted. MISO and SPP produce transmission expansion plans, which include projects to be constructed by their members, including our Regulated Operating Subsidiaries.
Engineering
The Engineering group is composed of the Design, Capital Projects, Asset Management, System Protection and Control and Grid Solutions teams. The Engineering group works with outside contractors to perform various aspects of our design, construction and maintenance activities, but retains internal technical experts who have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems.
The Design team is responsible for the design of our transmission systems and maintaining the standards for equipment used on our systems. The team is also responsible for preparing project cost estimates.
The Capital Projects team is responsible for project and construction management, including field oversight for capital projects and associated forecasting, which includes the construction of new transmission infrastructure as well as asset renewal projects.
The Asset Management team is responsible for managing our vegetation management program, providing engineering technical support to the field and specifying, maintaining and troubleshooting substation and transmission line assets.
The System Protection and Control team is responsible for specifying, maintaining, and troubleshooting protection and Supervisory Control and Data Acquisition systems that are used to protect, monitor and operate our transmission infrastructure.
Together, the Asset Management and the System Protection and Control teams develop and track preventative maintenance to promote safe and reliable systems adhering to mandatory requirements of the NERC and the FERC.
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

The Grid Solutions team is comprised of several groups. The Geographic Information Systems and Engineering Data group supports the Engineering group and other functional groups in their use of technical, location, and other data. The Environmental group assists with environmental permitting and ongoing permit obligations and coordinates other services such as recycling, compliance and environmental planning. The Technical Solutions group supports a wide range of technical, business and corporate initiatives.
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
Cyber Security Operations Center
The Cyber Security Operations Center protects our business and reputation by securing critical infrastructure, data and computing systems from threat actors. This group protects vital infrastructure by developing, refining and continually delivering a comprehensive cybersecurity program while helping stakeholders meet business objectives. See “Item 1C. Cybersecurity” for additional information on our cybersecurity governance, risks and mitigation strategies.
Real Time Operations
System Operations — From our control centers in Michigan, transmission system operators continuously monitor the performance of the transmission systems of our Regulated Operating Subsidiaries, using software and communication systems to perform real-time analysis to proactively manage contingencies and maintain security and reliability on a continuous basis. Transmission system operators are also responsible for the switching and protective tagging function, taking equipment in and out of service to ensure capital construction projects and maintenance programs can be completed safely and reliably.
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
ITC Midwest
Iowa
The Iowa Utilities Commission (formerly known as the Iowa Utilities Board) has jurisdiction over the construction, operation and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa law further provides that any entity granted a franchise by the Iowa Utilities Commission is vested with the power of condemnation in Iowa to the extent the Iowa Utilities Commission approves and deems necessary for public use. A city has the power, pursuant to Iowa law, to grant a franchise to erect, maintain and operate transmission facilities within the city limits, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.
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
Illinois
In 2024, ITC Midwest was declared a “public utility” in the state of Illinois. The Illinois Commerce Commission exercises jurisdiction over the siting of new transmission lines through its requirements for Certificates of Public Convenience and Necessity and Right-Of-Way acquisition that apply to construction of new and upgraded facilities.
ITC Midwest is also subject to the regulatory oversight of the Illinois Environmental Protection Agency, the Illinois Department of Natural Resources, the Illinois Pollution Control Board and certain local authorities for compliance with all environmental standards and regulations.
Missouri
ITC Midwest is a “public utility” and an “electrical corporation” under Missouri law. The Missouri Public Service Commission has jurisdiction to determine whether ITC Midwest may operate in such capacity. The Missouri Public Service Commission also exercises jurisdiction with regard to other non-rate matters affecting its sole Missouri asset such as transmission substation construction, general safety and the transfer of the franchise or property.
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
Seasonality
The cost-based Formula Rates in effect for our Regulated Operating Subsidiaries mitigate the seasonality of our net income. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. For example, to the extent that amounts billed are less than our revenue requirement for a reporting period, a revenue accrual is recorded for the difference and the difference results in no net income impact. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads” for further discussion of the impact of revenue accruals and deferrals. Operating cash flows are seasonal at our MISO Regulated Operating Subsidiaries, in that cash received for revenues is typically higher in the summer months when peak load is higher.
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 23.0%, 21.9% and 22.7%, respectively, of our consolidated billed revenues for the year ended December 31, 2024. These customers, together and individually, consistently represent a significant percentage of our operating revenues. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2022 revenue accruals and deferrals and exclude any amounts for the 2024 revenue accruals and deferrals that were included in our 2024 operating revenues but will not be billed to our customers until 2026. See Note 6 to the consolidated financial statements for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.
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
Human Capital Resources
ITC Holdings places significant emphasis on attracting, developing and retaining individuals who exemplify the values that are the cornerstone of our company. As of December 31, 2024, we had 787 employees, with low employee turnover and no significant change in the number of employees from the prior year. None of our employees are covered by collective bargaining agreements. In addition, we work with many outside firms to provide additional resources to support our business. We utilize human capital resources employed by these firms to assist with construction, maintenance, field operations and other corporate functions of our business. We believe that we have good relationships with our suppliers of contracted services.
Safety is of the utmost importance for our employees, and we consider safety to be a key priority for our company. Our safety policies, procedures and training practices have resulted in safety performance metrics that consistently rank us in the top decile among comparable electric utilities.
We believe that our compensation and benefit programs have been appropriately designed to attract and retain talent. Compensation for employees is made up of a combination of base salary, short-term incentive and long-term incentive pay structures. In addition, we offer a comprehensive package of additional health and welfare, retirement and wellness benefits for all of our employees and various professional development opportunities through internal and external programs. We strive to provide an inclusive environment for all of our employees. We believe that by recognizing and valuing our employees we make our shared goals possible.
Environmental Matters
See “Environmental Matters” in Note 17 to the consolidated financial statements.
Available Information Under the Securities Exchange Act of 1934
Our Internet address is http://www.itc-holdings.com. Visit our website to learn more about us. Financial and other material information regarding us is routinely posted on our website and is readily accessible. We are a voluntary filer and are not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act. However, all of our reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, can be accessed free of charge through our website. These reports are available as soon as practicable after they are electronically filed with the SEC. The information on our website is not incorporated by reference into this report.
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
Each of our Regulated Operating Subsidiaries is regulated by the FERC as a “public utility” under the FPA and is a TO in MISO or SPP. We cannot predict whether the approved rate methodologies for any of our Regulated Operating Subsidiaries will be changed. In addition, the U.S. government could assign new responsibilities to the FERC, modify provisions of the FPA or provide the FERC or another entity with changes to authority to regulate transmission matters. Our Regulated Operating Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future. While our Regulated Operating Subsidiaries are subject to the FERC’s exclusive jurisdiction for purposes of rate regulation, changes in state laws affecting other matters, such as transmission siting and construction, could limit investment opportunities available to us.
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
Our operations are subject to the usual hazards associated with high-voltage electricity transmission, including explosions, fires, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, litigation by aggrieved parties and the imposition of civil or criminal penalties which may have a material adverse effect on our business, financial condition and results of operations. We are not fully insured against all potential hazards incident to our business, such as damage to poles, towers and lines or losses caused by outages. The costs of repairing such damage may exceed the insurance limits on our insurance policies or may be outside the coverage afforded by our insurance policies; and significant repair costs or continuous damage events could cause our insurance premiums to increase or lead to insurance coverage not being available at all.
A cyber-attack or incident could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Various U.S. Government agencies have noted that external threat sources continue to seek to exploit, through cyber-attacks, potential vulnerabilities in the U.S. energy infrastructure, including electric transmission assets. These cyber threats and attacks are becoming more sophisticated and dynamic, including as a result of the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Cybersecurity incidents could harm our business by limiting our transmission capabilities, delay our development and construction of new facilities or capital improvement projects on existing facilities or expose us to liability. Cyber-attacks targeting our information systems could also impair our records, networks, systems and programs, or transmit viruses to other systems. Such events or the threat of such events may increase costs associated with heightened security requirements. In addition, if our major customers or suppliers experience a cyber-attack it may reduce their ability to use our transmission facilities or service our transmission assets. If our business or those of our customers and suppliers are subject to a cyber-attack, it may have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also need to obtain additional insurance coverage related to cyber threats and attacks. In addition, laws and regulations governing cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
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

Natural disasters, severe weather and other related phenomena, including those due to climate change, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Natural disasters, severe weather, and other related phenomena, primarily in the form of wildfires, thunderstorms, flooding, hurricanes, storm surges, atmospheric rivers and snow, ice storms, wind events or droughts, including those due to climate change, and the frequency and severity thereof, may negatively affect our business and financial condition through increased costs from (i) repairs to our transmission facilities, (ii) implementation of contingency plans for continued operations as repairs are underway and (iii) fluctuating energy use by customers, which may require us to invest in additional assets. We could also experience disruptions to our supply chain, as our suppliers may face similar challenges to their operations from such weather-related events due to climate change. The combination of climate change and the failure to adequately address the risk of wildfires within our existing service areas could result in civil liability arising out of government enforcement actions, inability to maintain adequate insurance coverage, regulatory recovery risk, negative impacts to credit ratings resulting in higher cost and/or less availability of new long-term debt and indeterminable litigation costs or adverse outcomes associated with defending against private claims. Prolonged power outages to customers and business interruptions from delays in storm restoration efforts could damage our reputation and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Longer-term climate change impacts, such as sustained higher temperatures, higher sea levels, larger storm surges and floods, could result in service disruption, shortened asset life, increased repair and replacement costs, and costs associated with strengthened design standards and systems.
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
Risk Management and Strategy
In addition to the enterprise risk management process, we utilize an additional cybersecurity risk management program that assesses the risks and protections of several key assets within the organization. As a result of these assessments and as the threat landscape becomes increasingly sophisticated, we continue to evolve our defensive strategy by deploying new technology, continuing education of our user community, and advancing our protections against ongoing cybersecurity risks and threats. Protecting our infrastructure assets, along with our information systems and data, against outside threats is of vital importance and we plan to continue to invest in new technology, including investments within our five-year plan for capital expenditures for the years 2025 to 2029, to address these risks. We leverage threat intelligence and external industry practices for continuous improvement and refinement of our cybersecurity program.
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
Refer to the discussion of risks and uncertainties associated with cyber-attacks or incidents in this report under “Item 1A. Risk Factors.” We are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect the Company, our business strategy, results of operations or financial condition.
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

•station assets, such as transformers and circuit breakers, at 707 stations and substations which either interconnect our Regulated Operating Subsidiaries’ transmission facilities or connect our Regulated Operating Subsidiaries’ facilities with generation or distribution facilities owned by others;
•other transmission equipment necessary to safely operate the system (e.g., monitoring and metering equipment);
•warehouses and related equipment; and
•associated land held in fee, rights-of-way and easements.
ITCTransmission owns a corporate headquarters facility and operations control room in Novi, Michigan and a facility in Ann Arbor, Michigan that includes a back-up operations control room, along with associated furniture, fixtures and office equipment for these facilities. ITC Midwest owns an office building in Cedar Rapids, Iowa, along with associated furniture, fixtures and office equipment.
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
Certain of our Regulated Operating Subsidiaries have issued First Mortgage Bonds and Senior Secured Notes. Under the terms of these instruments, the respective bondholders and noteholders have the benefit of a first mortgage lien on substantially all of the assets of the corresponding debt issuer. See Note 9 to the consolidated financial statements for more information on the outstanding debt of our Regulated Operating Subsidiaries.
The assets of our Regulated Operating Subsidiaries are suitable for electric transmission and adequate for the electricity demand in our service territory. We prioritize capital spending based in part on meeting reliability standards within the industry. This includes replacing and upgrading existing assets as needed.
ITEM 3.     LEGAL PROCEEDINGS.
We are involved in certain legal proceedings before various courts, governmental agencies and mediation panels concerning matters arising in the ordinary course of business. These may include proceedings such as contract disputes, eminent domain and vegetation management activities, regulatory matters and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered reasonably estimable and probable of loss.
See Note 17 to the consolidated financial statements for a description of certain pending legal proceedings, which description is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
ITC Holdings is a wholly-owned subsidiary of ITC Investment Holdings and ITC Holdings’ common stock is not publicly traded.
ITC Holdings paid dividends of $343 million and $283 million to our parent, ITC Investment Holdings, during the years ended December 31, 2024 and 2023, respectively. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant. On February 4, 2025, our Board of Directors approved a $72 million dividend to ITC Investment Holdings that is expected to be paid on February 27, 2025.
ITEM 6.     [Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, forecasted capital expenditures, dividend payments, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information available at the time such statements are made. All statements, other than statements of historical fact, included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely,” “could,” “might,” “target,” “would,” “plan,” “potential,” “continue,” “should,” “predict,” “seeks,” and the negative of these terms, and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A. Risk Factors” and in our other reports filed with the SEC from time to time.
Caution is recommended to not place undue reliance on these forward-looking statements, which speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward-looking statements will be achieved. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events or otherwise.
Statement on Prior Period Comparisons
This section of this Form 10-K generally discusses the financial condition, changes in financial condition and results of operations for the years ended December 31, 2024 and 2023 and provides year-to-year comparisons between the years ended December 31, 2024 and 2023. Discussions of such information for the year ended December 31, 2022 and year-to-year comparisons between the years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Significant recent matters that influenced our financial condition, results of operations and cash flows for the year ended December 31, 2024 or that may affect future results include:
•Our capital expenditures of $1,062 million at our Regulated Operating Subsidiaries during the year ended December 31, 2024, as described below under “— Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 9 to the consolidated financial statements;
•Rulings from the Iowa Supreme Court and Iowa District Court for Polk County on ROFR proceedings, as described below under “ — Recent Developments;”
•The October 2024 Order as described in Note 17 to the consolidated financial statements; and
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy, as described in Note 6 to the consolidated financial statements.
Recent Developments
Rate of Return on Equity Complaints
In 2013 and 2015, complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE for MISO TOs. In response to these complaints, the FERC has issued multiple orders to address issues raised in the complaints and subsequent proceedings. See Note 17 to the consolidated financial statements for a summary of the MISO ROE Complaints and related proceedings.
On October 17, 2024, in response to the August 2022 D.C. Circuit Court decision, the FERC issued the October 2024 Order that revised the methodology used to determine base ROE put forth in the May 2020 Order. In this order, the FERC removed the use of the risk premium model from the calculation, while maintaining other modifications to the methodology as described in previous orders on the MISO ROE Complaints. By applying the revised methodology, the FERC determined that the base ROE for the Initial Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the order by December 1, 2025. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. Certain MISO TOs, including us, filed a request for rehearing on November 18, 2024 and filed an appeal of the order with the D.C. Circuit Court on January 31, 2025. The request for rehearing and appeal primarily focused on the prospective refund period and the related interest. As of December 31, 2024, we recorded an aggregate refund liability of $27 million, including interest of $6 million, in accordance with the refund provisions of the order.
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
Order 1920 became effective on August 12, 2024. A number of rehearing requests were filed by various parties, including us, requesting the FERC to revise or clarify various aspects of the rule. On November 21, 2024, the FERC issued an order to address the requests for rehearing, which generally maintains provisions of Order 1920 with certain clarifications and modifications. A number of parties have also filed petitions for review with various circuit courts, which have been consolidated and assigned to the U.S. Court of Appeals for the Fourth Circuit. We will continue to monitor developments related to these challenges while implementing processes to address new requirements under the final rule.
Iowa Courts’ Rulings on Right of First Refusal and First Tranche of MISO’s LRTP
In 2020, the State of Iowa enacted a state law that granted incumbent Iowa electric transmission owners, including ITC Midwest, a ROFR to construct, own and maintain certain electric transmission assets in the state. On October 14, 2020, LS Power Midcontinent, LLC and Southwest Transmission, LLC sued the Iowa Utilities Commission and several individual defendants, seeking a judgment that the ROFR provisions violated the Iowa Constitution and requesting a temporary injunction of the ROFR until the case was resolved. The case was dismissed in district court based on the plaintiffs’ lack of standing in the case and the court of appeals later affirmed the district court’s ruling.
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
Cost-Based Formula Rates with True-Up Mechanism
Our Regulated Operating Subsidiaries calculate their respective revenue requirements using a cost-based formula based on company specific financial information. The calculation of projected revenue requirement for a future period, generally a calendar year, is used to establish the transmission rate used for billing purposes. The calculation of actual revenue requirements for a historic period is used to calculate the amount of revenues recognized in that period and determine the over- or under-collection for that period. See “Cost-Based Formula Rates with True-Up Mechanism” in Note 6 to the consolidated financial statements for further discussion of our Formula Rates and see “Rate of Return on Equity Complaints” in Note 17 to the consolidated financial statements for detail on MISO ROE Complaints.

Illustrative Example of Formula Rate Setting
The Formula Rate setting example shown below is for illustrative purposes only and is not based on our actual financial data.

Line	Item	Instructions	Amount
1	Rate base (a)		$1,000,000
2	Multiply by 13-month weighted average cost of capital (b)		8.44%
3	Authorized return on rate base	(Line 1 x Line 2)	$84,400
4	Recoverable operating expenses (including depreciation and amortization)		$150,000
5	Income taxes (c)		37,500
6	Gross revenue requirement	(Line 3 + Line 4 + Line 5)	$271,900
____________________________
(a)Consists primarily of in-service property, plant and equipment, net of accumulated depreciation.
(b)The weighted average cost of capital for purposes of this illustration is calculated below. The cost of capital for debt is included at a flat interest rate for purposes of this illustration and is not based on our actual cost of capital. The cost of capital rate for equity represents the current maximum allowed MISO ROE per the October 2024 Order. See Note 17 to the consolidated financial statements for detail on ROE matters.

			Weighted
			Average
	Percentage of		Cost of
	Total Capitalization	Cost of Capital	Capital
Debt	40.00%	5.00% =	2.00%
Equity	60.00%	10.73% =	6.44%
	100.00%		8.44%
(c)Represents an approximation of the federal and state income tax expense for purposes of this illustration and is not based on our actual tax expense.
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. These revenue accruals and deferrals are recorded to the consolidated statements of financial position within regulatory assets or regulatory liabilities, respectively. See Note 6 to the consolidated financial statements for additional information on our Formula Rates. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather, economic conditions and other significant factors and is seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of weather, economic conditions and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of December 31, 2024, our Regulated Operating Subsidiaries had a total of approximately $6 billion of equity in their collective capital structures for ratemaking purposes. Based on this level of aggregate equity, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million. See Note 6 and Note 17 to the consolidated financial statements for additional information related to matters that have impacted base ROE and may impact future rates for incentive adders and base ROE.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) upgrade physical and technological grid security to protect critical infrastructure; (3) expand access to electricity markets to reduce the overall cost of delivered energy to customers and provide access to competitive markets for economic development; and (4) interconnect new renewable generation resources.
In addition to future investments identified through our planning studies, MISO continues to identify capital investment needs through its LRTP initiative. The objective of this initiative is to ensure grid reliability while integrating the different operating characteristics of new generation resources and increase resiliency of the grid during severe weather events. The MISO LRTP will result in additional capital investments across MISO’s Midwest subregion, including investments for our MISO Regulated Operating Subsidiaries. On December 12, 2024 MISO’s board of directors approved a portfolio of the second tranche of 24 LRTP projects (“Tranche 2.1”) with estimated total associated transmission costs of approximately $22 billion. Based on the MISO portfolio of Tranche 2.1 projects, we expect a range of $3.7 billion to $4.2 billion of additional capital investments for our MISO Regulated Operating Subsidiaries. At this time, this range includes the estimate of future capital investments for projects from the Tranche 2.1 portfolio that are not subject to a competitive bidding process. We currently anticipate that the majority of our investments for the Tranche 2.1 portfolio will occur beyond our five-year plan for forecasted capital expenditures for the years 2025 through 2029.

The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	year ended	Expenditures
(In millions of USD)	December 31, 2024	2025 — 2029
Expenditures for property, plant and equipment (a)	$1,062	$5,837
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
After the development of our five-year capital expenditure plan, we identified certain incremental investment opportunities that we expect to be additive to our forecasted capital expenditures for the years 2025 through 2029. However, as of the date of this report, we do not anticipate related capital expenditures will result in a material increase to the scope of our overall forecast for this period.
Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. In addition, evolving technologies such as data centers, with increasing energy demand and load capacity requirements, will require electric transmission systems to adapt to future demands at a scale and pace beyond the historical trends of development.
Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A. Risk Factors.” In addition, investments in transmission network upgrades for generator interconnection projects could change from prior estimates significantly due to changes in the MISO or SPP queue for generation projects and other factors beyond our control.
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
Network Revenues are generated from network customers for their use of our electric transmission systems and are based on the actual revenue requirements as a result of our accounting under our cost-based Formula Rates that contain a true-up mechanism. See Note 6 to the consolidated financial statements for a discussion of revenue recognition relating to network revenues.
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
Depreciation and Amortization Expenses consist primarily of depreciation of property, plant and equipment using the straight-line method of accounting. Additionally, this consists of amortization of various regulatory assets.
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
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.

Results of Operations

	Year Ended			Percentage
	December 31,		Increase	Increase
(In millions of USD)	2024	2023	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,613	$1,562	$51	3%
Formula Rate true-up	12	(17)	29	171%
Total operating revenues	1,625	1,545	80	5%
OPERATING EXPENSES
Operation and maintenance	111	109	2	2%
General and administrative	121	111	10	9%
Depreciation and amortization	326	307	19	6%
Taxes other than income taxes	154	145	9	6%
Other operating expenses (income), net	(1)	(1)	—	—%
Total operating expenses	711	671	40	6%
OPERATING INCOME	914	874	40	5%
OTHER EXPENSES (INCOME)
Interest expense, net	348	315	33	10%
Allowance for equity funds used during construction	(44)	(43)	(1)	(2)%
Other expenses (income), net	(22)	(17)	(5)	(29)%
Total other expenses (income)	282	255	27	11%
INCOME BEFORE INCOME TAXES	632	619	13	2%
INCOME TAX PROVISION	148	156	(8)	(5)%
NET INCOME	$484	$463	$21	5%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2024 and 2023, which included revenue accruals and deferrals as described in Note 6 to the consolidated financial statements:

						Percentage
	2024		2023		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$1,175	72%	$1,092	71%	$83	8%
Regional cost sharing revenues (a)	402	25%	384	25%	18	5%
Point-to-point	21	1%	19	1%	2	11%
Scheduling, control and dispatch (a)	18	1%	20	1%	(2)	(10)%
October 2024 Order refund accrual	(21)	(1)%	—	—%	(21)	n/a
Other	30	2%	30	2%	—	—%
Total	$1,625	100%	$1,545	100%	$80	5%
____________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues increased primarily due to higher rate base associated with higher balances of property, plant and equipment and resulting return. Other contributors included increased recoverable operating expenses. The increase was partially offset by the recognition of the liability for the refund related to the October 2024 Order. See Note 17 to the consolidated financial statements for additional information.

Other Expenses (Income)
Interest expense, net
Interest expense, net increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher overall debt balances and higher interest rates on long-term debt issuances, as well as interest accrued on the refund related to the October 2024 Order, partially offset by a reduction of average outstanding balances of commercial paper and revolving credit agreements. See Note 9 to the consolidated financial statements for additional information.
Other expenses (income), net
Other expenses (income), net decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in net gains and higher expected returns on higher plan assets on certain investments associated with our supplemental benefit plans.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with our cash and cash equivalents, including cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program and amounts available under our Revolving Credit Agreement (the terms of which are described in Note 9 to the consolidated financial statements). In addition, we may secure fixed debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures (including purchase obligations as described in Note 17 to the consolidated financial statements) at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “— Capital Investment and Operating Results Trends.”
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
To address our short-term (within twelve months) cash requirements, we expect to utilize our cash and cash equivalents, including cash provided by operations at our Regulated Operating Subsidiaries, our Revolving Credit Agreement and long-term debt financing, as needed. In addition, ITC Holdings may use its commercial paper program to issue an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2024, we had consolidated indebtedness under our Revolving Credit Agreement of $247 million, with unused capacity under our Revolving Credit Agreement of $753 million. Additionally, ITC Holdings did not have any commercial paper issued and outstanding as of December 31, 2024. In 2024, we paid $18 million of interest and commitment fees under our Revolving Credit Agreement.

To address our future long-term capital requirements, we expect that we will need to obtain additional long-term debt financing. As of December 31, 2024, we had various notes and bonds outstanding with terms, including fixed interest rate and principal payment terms, specific to each borrowing. Maturity dates for these long-term debt issuances range from 2026 to 2055. Total future interest payment obligations associated with these existing fixed-rate, long-term debt obligations were $4.3 billion as of December 31, 2024, with expected interest payment obligations of $336 million due within the next twelve months. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing, as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing.
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
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. Our credit ratings as of December 31, 2024, were as follows:

	S&P Global Ratings		Moody’s Investor Service, Inc.
	Rating	Outlook	Rating	Outlook
ITC Holdings
Senior Unsecured Notes	BBB+	Negative	Baa2	Stable
Commercial Paper	A-2	Negative	Prime-2	Stable
ITCTransmission
First Mortgage Bonds	A	Negative	A1	Stable
METC
Senior Secured Notes	A	Negative	A1	Stable
ITC Midwest
First Mortgage Bonds	A	Negative	A1	Stable
ITC Great Plains
First Mortgage Bonds	A	Negative	A1	Stable
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2024, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our Revolving Credit Agreement may increase.
Cash Flows

	Year Ended			Percentage
	December 31,		Increase	increase
(In millions of USD)	2024	2023	(decrease)	(decrease)
Cash Flows provided by (used in):
Operating activities	$838	$849	$(11)	(1)%
Investing activities	(1,076)	(836)	240	29%
Financing activities	(68)	314	382	122%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(306)	$327
Cash Flows From Operating Activities
Net cash provided by operating activities decreased due to an increase in interest paid of $44 million, an increase in property taxes paid of $8 million, a net decrease due to the settlement of interest rate swaps of $7 million and an increase in income taxes paid of $5 million, and timing differences in various receipts and payments during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was partially offset by an increase in cash received from operating revenues of $60 million during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Cash Flows From Financing Activities
Net cash used in financing activities increased due to an increase in repayments of long-term debt of $275 million, an increase in net repayments under our revolving credit agreements of $167 million, an increase in dividend payments of $60 million, an increase in net repayments of refundable deposits from generators for transmission network upgrades of $13 million and a decrease in issuances of long-term debt of $5 million, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was partially offset by a decrease in net repayments of commercial paper of $134 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. See Note 9 to the consolidated financial statements for additional discussion on debt.
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
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 7 to the consolidated financial statements, we had regulatory assets and liabilities of $208 million and $796 million, respectively, as of December 31, 2024. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $16 million relating to intangible assets at December 31, 2024 that are included in other assets on the consolidated statements of financial position.
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
See Note 3 to the consolidated financial statements for a description of the policy for revenue recognition at our Regulated Operating Subsidiaries under their Formula Rates and Note 7 to the consolidated financial statements for the regulatory assets and liabilities recorded at our Regulated Operating Subsidiaries as a result of the Formula Rate revenue accruals and deferrals.
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
•Changes in existing federal and state income tax laws or IRS regulations;
•Identification and evaluation of lawsuits or complaints in which we may be or have been named as a defendant; and
•Resolution or progression of existing matters through the legislative process, the courts, the FERC, the NERC or the Environmental Protection Agency.
Pension and Postretirement Benefit Plan Assumptions
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions. Key assumptions include:

•Discount rates used to determine obligations - Benefit obligations, service cost and interest cost are determined by separately discounting projected benefit payments using a yield curve of high-quality corporate bonds. As of December 31, 2024, the weighted average single equivalent discount rate for the benefit obligation was 5.66% and 5.86% for our pension and postretirement benefit plans, respectively.
•Expected long-term returns on plan assets - In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. For the year ended December 31, 2024, we assumed that our pension and postretirement benefit plans’ assets would generate weighted average long-term rates of return of 7.30% and 5.50%, respectively.
•Rate of salary increases - As of December 31, 2024, we used an annual rate of salary increases of 4.50% to determine our pension and postretirement plan obligations.
•Mortality - The Pri-2012 mortality table projected forward generationally from 2012 with the MP-2020 mortality improvement scale was used to determine pension and postretirement plan obligations as of December 31, 2024.
•Rate of increase in health care costs - We used a health care cost trend rate of 7.00% for 2025 grading down to a 5.00% ultimate rate in 2033 in valuing our postretirement benefit obligation as of December 31, 2024. These rates are based on a review of recent and expected future experience.
The below table displays the effect on our costs and obligation of a 1% change to certain pension and postretirement benefit plan assumptions as of December 31, 2024:

	Effect on Costs		Effect on Obligation
(In millions of USD)	1% Increase	1% Decrease	1% Increase	1% Decrease
Change to Pension Plans
Discount rate	$—	$1	$(12)	$15
Long-term rate of return on plan assets	(1)	1	N/A	N/A
Change to Postretirement Plan
Discount rate	(3)	3	(15)	18
Long-term rate of return on plan assets	(1)	1	N/A	N/A
Health care cost trend rate	4	(3)	16	(13)
See Note 11 to the consolidated financial statements for further details regarding our pension and postretirement benefit plan costs and obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for information related to recently issued FASB guidance.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding the Revolving Credit Agreement, was $6,918 million and $6,660 million at December 31, 2024 and 2023, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding the Revolving Credit Agreement, was $7,645 million and $7,287 million at December 31, 2024 and 2023, respectively. An increase in interest rates of 10% at December 31, 2024 and 2023 would decrease the fair value of debt by $292 million and $278 million, respectively, at that date, and a decrease in interest rates of 10% at December 31, 2024 and 2023 would increase the fair value of debt by $319 million and $303 million, respectively, at that date.
Revolving Credit Agreement
At December 31, 2024 and 2023, we had a consolidated total of $247 million and $311 million, respectively, outstanding under our Revolving Credit Agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. A 10% increase or decrease in borrowing rates under the Revolving Credit Agreement compared to the weighted average rates in effect at December 31, 2024 and 2023 would increase or decrease annual interest expense by $1 million and $2 million, respectively, at borrowing levels consistent with amounts outstanding at the end of each of the respective periods.
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
During 2024 we terminated $300 million of 5-year U.S. Treasury rate lock contracts that managed interest rate risk associated with the ITC Holdings 5.65% Senior Notes, due May 9, 2034. During 2023, we terminated $500 million of 10-year U.S. Treasury rate lock contracts that managed interest rate risk associated with the ITC Holdings 5.40% Senior Notes, due June 1, 2033. See Note 9 to the consolidated financial statements for additional information. At December 31, 2024, we held 5-year interest rate swap contracts with a notional amount of $135 million, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings. At December 31, 2023 ITC Holdings did not have any derivative financial instruments outstanding to manage exposure to fluctuations in interest rates.

Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 23.0%, 21.9% and 22.7%, respectively, or $375 million, $357 million and $370 million, respectively, of our consolidated billed revenues for the year ended December 31, 2024. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2022 revenue accruals and deferrals and exclude any amounts for the 2024 revenue accruals and deferrals that were included in our 2024 operating revenues but will not be billed to our customers until 2026.
For the year ended December 31, 2023, our credit risk was primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 21.7%, 21.3% and 24.5%, respectively, or $338 million, $332 million and $382 million, respectively, of our consolidated billed revenues. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2021 revenue accruals and deferrals and exclude any amounts for the 2023 revenue accruals and deferrals that were included in our 2023 operating revenues but will not be billed to our customers until 2025.
See Note 6 to the consolidated financial statements for a discussion on the difference between billed revenues and operating revenues. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.

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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
The Company’s Regulated Operating Subsidiaries are subject to rate regulation by the Federal Energy Regulatory Commission (the “regulatory agency”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The cost-

based Formula Rates at the Company’s Regulated Operating Subsidiaries recover expenses and earn an authorized return on and recovery of the Company’s investments in property, plant and equipment on a current basis and include a true-up mechanism. Regulatory decisions and legal challenges can have an impact on rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, operating-related matters, timing of actual collections or refunds, and the return on equity. Accounting for the economics of rate regulation impacts certain financial statement line items and disclosures.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain impacted account balances and disclosures and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery of costs incurred or potential refunds to customers. Although the Company expects to recover costs from customers through regulated rates, there is a risk that the formula inputs, including the return on equity, remain subject to legal challenges through the regulatory process. The Company uses the formula inputs to calculate annual revenue requirements unless the regulatory agency determines the resulting rates to be unjust and unreasonable. Auditing these judgments required especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate-setting process due to their inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation and the uncertainty of future decisions by the regulatory agency included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the recognition of regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We assessed relevant regulatory orders and interpretations, as well as, utility and intervener filings, legal decisions, and other publicly available information to evaluate the likelihood of recovery of costs incurred or potential refunds to customers.
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
February 13, 2025

We have served as the Company’s auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions of USD, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$19	$328
Accounts receivable	160	137
Inventory	78	63
Regulatory assets	21	30
Prepaid and other current assets	23	21
Total current assets	301	579
Property, plant and equipment (net of accumulated depreciation and amortization of $2,715 and $2,579, respectively)	12,129	11,274
Other assets
Goodwill	950	950
Regulatory assets	187	175
Other assets	154	146
Total other assets	1,291	1,271
TOTAL ASSETS	$13,721	$13,124
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$142	$117
Accrued compensation	57	59
Accrued interest	77	81
Accrued taxes	77	75
Regulatory liabilities	67	41
Refundable deposits and advances for construction	44	31
Debt maturing within one year	—	475
Other current liabilities	20	18
Total current liabilities	484	897
Accrued pension and postretirement liabilities	39	42
Deferred income taxes	1,521	1,411
Regulatory liabilities	729	721
Refundable deposits	11	33
Long-term debt	7,892	7,123
Other liabilities	51	43
Commitments and contingent liabilities (Notes 6 and 17)
TOTAL LIABILITIES	10,727	10,270
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2024 and 2023	892	892
Retained earnings	2,074	1,933
Accumulated other comprehensive income	28	29
Total stockholder’s equity	2,994	2,854
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$13,721	$13,124
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
OPERATING REVENUES
Transmission and other services	$1,613	$1,562	$1,476
Formula Rate true-up	12	(17)	(10)
Total operating revenues	1,625	1,545	1,466
OPERATING EXPENSES
Operation and maintenance	111	109	107
General and administrative	121	111	105
Depreciation and amortization	326	307	295
Taxes other than income taxes	154	145	139
Other operating expenses (income), net	(1)	(1)	(1)
Total operating expenses	711	671	645
OPERATING INCOME	914	874	821
OTHER EXPENSES (INCOME)
Interest expense, net	348	315	269
Allowance for equity funds used during construction	(44)	(43)	(37)
Other expenses (income), net	(22)	(17)	1
Total other expenses (income)	282	255	233
INCOME BEFORE INCOME TAXES	632	619	588
INCOME TAX PROVISION	148	156	146
NET INCOME	484	463	442
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax	(1)	2	29
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1)	2	29
TOTAL COMPREHENSIVE INCOME	$483	$465	$471
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Stockholder’s
(In millions of USD)	Stock	Earnings	(Loss) Income	Equity
BALANCE, DECEMBER 31, 2021	$892	$1,584	$(2)	$2,474
Net income	—	442	—	442
Dividends to ITC Investment Holdings	—	(273)	—	(273)
Other comprehensive income, net of tax	—	—	29	29
BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	463	—	463
Dividends to ITC Investment Holdings	—	(283)	—	(283)
Other comprehensive income, net of tax	—	—	2	2
BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	484	—	484
Dividends to ITC Investment Holdings	—	(343)	—	(343)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, DECEMBER 31, 2024	$892	$2,074	$28	$2,994
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$484	$463	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	326	307	295
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(20)	8	18
Deferred income tax expense	93	105	131
Allowance for equity funds used during construction	(44)	(43)	(37)
Share-based compensation	15	15	11
Other	(15)	10	57
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(13)	2	(8)
Accounts payable	8	(4)	10
Accrued interest	(3)	12	12
Accrued compensation	(7)	(9)	(15)
Accrued taxes	3	3	7
Other current and non-current assets and liabilities, net	11	(20)	(31)
Net cash provided by operating activities	838	849	892
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,062)	(818)	(933)
Other	(14)	(18)	8
Net cash used in investing activities	(1,076)	(836)	(925)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	884	889	975
Borrowings under revolving credit agreements	1,134	1,196	1,119
Net repayments of commercial paper	—	(134)	(21)
Repayments of long-term debt	(525)	(250)	(500)
Repayments of revolving credit agreements	(1,198)	(1,093)	(1,240)
Dividends to ITC Investment Holdings	(343)	(283)	(273)
Refundable deposits from generators for transmission network upgrades	9	34	1
Repayments of refundable deposits from generators for transmission network upgrades	(23)	(35)	(19)
Other	(6)	(10)	(10)
Net cash (used in) provided by financing activities	(68)	314	32
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(306)	327	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	333	6	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$27	$333	$6
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
Recently Adopted Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued authoritative guidance to improve reportable segment disclosure requirements, thereby enabling investors to better understand an entity’s performance and assess potential future cash flows. The new guidance requires that public entities disclose, on an annual and interim basis, additional information related to significant segment expenses regularly provided to the CODM and other segment items. The guidance also contains several other provisions, notably requiring disclosure in interim periods of all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 of the FASB’s Accounting Standards Codification. We have adopted the required disclosure modifications in fiscal year reporting for the period ended December 31, 2024 and will adopt required modifications for interim period reporting beginning in 2025. See Note 19 for disclosures of segment information incorporating these requirements.
Recently Issued Pronouncements
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued authoritative guidance requiring public entities to, on an annual and interim basis, disaggregate certain income statement expense captions into specified categories within the footnotes to the financial statements. This update is intended to provide investors with more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. The guidance requires disclosure which disaggregates, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following expenses: purchases of inventory; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include amounts that are already required to be disclosed under current GAAP, as applicable. The guidance also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the total amount of an entity’s selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of the new guidance on our disclosures.
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
Restricted Cash — Restricted cash includes cash that is legally or contractually restricted for use or withdrawal or formally set aside for a specific purpose. Restricted cash primarily represents cash on deposit to pay for vegetation management, land easements and land purchases for the purpose of transmission line construction as well as amounts liquidated to make benefit payments related to our supplemental benefit plans.
Inventories — Materials and supplies inventories are valued at average cost. Additionally, the costs of warehousing activities are recorded here and included in the cost of materials when requisitioned.
Property, Plant and Equipment — Property, plant and equipment at our Regulated Operating Subsidiaries, including capital equipment expected to be used exclusively for capital projects, is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Periodically, we perform depreciation studies of the assets at our Regulated Operating Subsidiaries. The results of these studies are submitted to and require approval from the FERC prior to changing our depreciation rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.4% for each of the years ended December 31, 2024, 2023 and 2022. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 43 to 70 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets.

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
Property, plant and equipment not recorded at our Regulated Operating Subsidiaries is stated at its acquired cost. Proceeds from salvage less the net book value of the disposed assets is recognized as a gain or loss on disposal. Depreciation is computed based on the acquired cost less expected residual value and is recognized over the estimated useful lives of the assets on a straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.
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
Jointly Owned Utility Plant/Coordinated Services — Our Regulated Operating Subsidiaries have agreements with other utilities for the joint ownership of assets as described in Note 15. We account for these jointly owned assets by recording property, plant and equipment for the percentage of our undivided ownership interest. Various agreements provide the authority for construction of capital improvements and the operating costs associated with the transmission assets. Generally, each party is responsible for the capital, operation and maintenance, and other costs of these jointly owned facilities based upon each participant’s undivided ownership interest, and each participant is responsible for providing its own financing. Our participating share of expenses associated with these jointly held assets is primarily recorded within operation and maintenance expense in our consolidated statements of comprehensive income.
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
Goodwill — Goodwill is not subject to amortization; however, goodwill is required to be assessed for impairment, and a resulting write-down, if any, is to be reflected in operating expense. We have goodwill recorded relating to our acquisitions of ITCTransmission and METC, and ITC Midwest’s acquisition of the IP&L transmission assets. Goodwill is reviewed at the reporting unit level at least annually for impairment and whenever facts or circumstances indicate that the value of goodwill may be impaired. Our reporting units are ITCTransmission, METC and ITC Midwest as each entity represents an individual operating segment to which goodwill has been assigned. At December 31, 2024 and 2023, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively.
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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2024 and determined that no impairment exists. There were no events subsequent to October 1, 2024 that indicated impairment of our goodwill.
Deferred Financing Fees and Discount on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreements, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. Our asset retirement obligations of $4 million and $5 million as of December 31, 2024 and 2023, respectively, are included in other liabilities on the consolidated statements of financial position.
Derivatives and Hedging — We may use derivative financial instruments to manage our exposure to fluctuations in interest rates. For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the unrealized gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Cash flows related to derivative instruments that are designated in hedging relationships are generally classified in the consolidated statements of cash flows within cash flows from operating activities. The fair values of derivatives are recognized as current or long-term assets and liabilities depending on the timing of settlements and resulting cash flows. See Note 9 for additional discussion regarding derivative instruments.
Contingent Obligations — We are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, income tax and other contingencies. We periodically evaluate our exposure to such contingencies and record liabilities for those matters where a loss is considered probable and reasonably estimable and disclose matters that are considered probable but not reasonably estimable. We reverse the liabilities recorded for those matters when a loss is no longer considered probable or the liabilities are otherwise settled. Our liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters, which could be material. The adequacy of liabilities recorded can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect our consolidated financial statements.
Revenues — Substantially all of our revenue from contracts with customers is generated from providing transmission services to customers as services are provided based on our FERC-approved cost-based Formula Rates. We record a reserve for revenue subject to refund when such refund is probable and can be reasonably estimated. This reserve is recorded as a reduction to operating revenues.
The cost-based Formula Rates at our Regulated Operating Subsidiaries include a true-up mechanism that compares the actual revenue requirements of our Regulated Operating Subsidiaries to their billed revenues for each year to determine any over- or under-collection of revenue requirements and we record a revenue deferral or accrual for the difference. The true-up mechanisms under our Formula Rates are considered alternative revenue programs of rate-regulated utilities. Operating revenues arising from these alternative revenue programs are presented in our consolidated statements of comprehensive income in the line “Formula Rate true-up”, which is separate from the reporting of our tariff revenues, which are presented in the line “Transmission and other services.” Only the initial origination of our alternative revenue program revenue is reported in the Formula Rate true-up line in our consolidated statements of comprehensive income. When those amounts are subsequently included in the price of utility service and billed or refunded to customers, we account for that event as the recovery or settlement of the associated regulatory asset or regulatory liability, respectively. See Note 6 under “Cost-Based Formula Rates with True-Up Mechanism” and Note 4 under “Formula Rate True-Up” for a discussion of our revenue accounting under our cost-based Formula Rates.
Share-Based Payment — Under long-term incentive plans, we grant long-term incentive awards consisting of PBUs and SBUs to employees, including executive officers, of ITC Holdings. For awards granted prior to 2024, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars and generally settled only in cash. For grant years beginning in 2024, each PBU and SBU granted is valued based on one share of Fortis common stock traded on the NYSE and generally settled only in cash. However, certain SBUs granted to the executives may settle only in cash, 100% Fortis common stock, or 50% cash and 50% Fortis common stock depending on executives’ settlement elections and whether certain share ownership requirements are met. All PBUs and SBUs are classified as liability awards and generally vest on the third January 1st following the grant date, provided the service and performance criteria, as applicable, are satisfied, and will be settled during the same quarter. However, certain awards may vest over a different period or on the grant date based on retirement eligibility criteria or other award terms. The PBUs and SBUs earn dividend equivalents, which are also re-measured and settled consistent with the target award at the end of the vesting period. The granted awards and related dividend equivalents have no shareholder rights.
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
See Note 14 for additional discussion of the plans.
Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholder’s equity during a period arising from transactions and events from non-owner sources, including net income and any gain or loss arising from derivative financial instruments.
Income Taxes — Deferred income taxes are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statements and the tax bases of various assets and liabilities, using the tax rates expected to be in effect for the year in which the differences are expected to reverse, and classified as non-current on our consolidated statements of financial position.

The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2024, we have not recognized any uncertain income tax positions.
We file our federal and Michigan income tax returns as part of the FortisUS consolidated tax returns and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax returns. We continue to file with various other state and city jurisdictions where we have a separate return filing obligation. Our prior consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2020 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2020 to 2023. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded to interest expense, net and other expenses (income), net, respectively, in our consolidated statements of comprehensive income. See Note 10 for additional discussion on income taxes.
4.    REVENUE
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
Formula Rate True-Up
The true-up mechanism under our Formula Rates is considered an alternative revenue program of a rate-regulated utility given it permits our Regulated Operating Subsidiaries to adjust future rates in response to past activities or completed events in order to collect our actual revenue requirements under our Formula Rates. In accordance with our accounting policy, only the current year origination of the true-up is reported as a Formula Rate true-up. See Note 6 for more information on our Formula Rates.
Other Services
Other services revenue consists of ancillary services relating to customer-owned plant, easement and rental revenues. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the consolidated statements of comprehensive income was $4 million for the year ended December 31, 2024 and $6 million for each of the years ended December 31, 2023 and 2022.

5.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the consolidated statements of financial position:

	December 31,
(In millions of USD)	2024	2023
Trade accounts receivable	$2	$2
Unbilled accounts receivable	135	122
Other	23	13
Total accounts receivable	$160	$137
6.    REGULATORY MATTERS
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
The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See Note 17 for details on the MISO ROE Complaints.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2024:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2023	$(28)
Net refund of 2022 revenue deferrals and accruals, including accrued interest	11
Net revenue accruals, including accrued interest	11
Net accrued interest payable	(2)
Net regulatory liabilities as of December 31, 2024	$(8)

ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of December 31, 2024, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
Prior to the issuance of the October 2024 Order, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and was composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. Based on the October 2024 Order, the authorized ROE used by the MISO Regulated Operating Subsidiaries was revised to 10.73% and is composed of a base ROE of 9.98% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 17 for a discussion regarding the October 2024 Order and the related aggregate refund liability.
ITC Great Plains
The authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.

7.    REGULATORY ASSETS AND LIABILITIES
The following table summarizes the regulatory asset and liability balances:

	December 31,
(In millions of USD)	2024	2023
Regulatory assets:
Current:
Revenue accruals (including accrued interest of $2 and $2, respectively) (a)	$21	$30
Total current	21	30
Non-current:
Revenue accruals (including accrued interest of $1 and $1, respectively) (a)	26	20
Income taxes recoverable related to AFUDC equity	141	130
Pensions and postretirement	8	9
Other	12	16
Total non-current	187	175
Total regulatory assets	$208	$205
Regulatory liabilities:
Current:
Revenue deferrals (including accrued interest of $4 and $3, respectively) (a)	$40	$41
Refund related to the October 2024 Order (including accrued interest of $6 and $—, respectively) (b)	27	—
Total current	67	41
Non-current:
Revenue deferrals (including accrued interest of $1 and $1, respectively) (a)	15	37
Pensions and postretirement	68	62
Accrued asset removal costs	141	111
Refundable excess deferred state income taxes	52	46
Refundable excess deferred federal income taxes	453	465
Total non-current	729	721
Total regulatory liabilities	$796	$762
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
(b)Refer to discussion of the refund liability in Note 17 under “Rate of Return of Equity Complaints.”
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
Refundable Excess Deferred State Income Taxes
As a result of a reduction in corporate income tax rates in certain states we operate in, we revalued our deferred tax balances at the new corporate income tax rates, which resulted in lower net deferred tax liabilities and the recording of a regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. Amortization of the excess deferred taxes is determined based on the remaining book lives of utility plant. During each of the years ended December 31, 2024 and 2023, we recorded $1 million of amortization related to the excess deferred taxes to income tax provision in our consolidated statements of comprehensive income.
Refundable Excess Deferred Federal Income Taxes
Under the Tax Cuts and Jobs Act of 2017, we were required to revalue our deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the act, which resulted in lower net deferred tax liabilities and the establishment of a net regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. Amortization of the excess deferred taxes is determined based on a method associated with the related public utility property and returned to customers. During each of the years ended December 31, 2024 and 2023, we recorded $9 million of amortization related to the excess deferred taxes to income tax provision in our consolidated statements of comprehensive income.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	December 31,
(In millions of USD)	2024	2023
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment	$13,913	$12,902
Construction work in progress	670	712
Capital equipment	160	134
Other	87	91
ITC Holdings and other	14	14
Total	14,844	13,853
Less: Accumulated depreciation and amortization	(2,715)	(2,579)
Property, plant and equipment, net	$12,129	$11,274
Additions to property, plant and equipment and construction work in progress during 2024 and 2023 were due primarily to projects to upgrade or replace existing transmission plant and update grid security to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits.
Depreciation and amortization expense on property, plant and equipment was $320 million, $300 million and $286 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Certain of our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and a return on equity capital devoted to construction of assets. The interest component of AFUDC was a reduction to interest expense of $12 million, $11 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

9.    DEBT
Amounts of outstanding debt were classified as debt maturing within one year and long-term debt on the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2024	2023
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 3.65% Senior Notes, due June 15, 2024 (a)	—	400
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026	400	400
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings 2.95% Senior Notes, due May 14, 2030	700	700
ITC Holdings 4.95% Senior Notes, due September 22, 2027	900	900
ITC Holdings 5.40% Senior Notes, due June 1, 2033	500	500
ITC Holdings 5.65% Senior Notes, due May 9, 2034	400	—
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	225
ITCTransmission 3.30% First Mortgage Bonds, Series H, due August 28, 2049	75	75
ITCTransmission 2.93% First Mortgage Bonds, Series I, due January 14, 2052	20	20
ITCTransmission 2.93% First Mortgage Bonds, Series J, due January 14, 2052	130	130
ITCTransmission 5.11% First Mortgage Bonds, Series K, due January 23, 2029	75	—
ITCTransmission 5.38% First Mortgage Bonds, Series L, due January 23, 2034	75	—
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC 4.55% Senior Secured Notes, Series A, due January 15, 2049	50	50
METC 4.65% Senior Secured Notes, Series B, due July 10, 2049	50	50
METC 3.02% Senior Secured Notes, due October 14, 2055	150	150
METC 2.90% Senior Secured Notes, Series A, due August 3, 2051	75	75
METC 3.05% Senior Secured Notes, Series B, due May 10, 2052	75	75
METC 5.65% Senior Secured Notes, Series A, due November 1, 2028	90	90
METC 5.98% Senior Secured Notes, Series B, due January 16, 2034	85	—
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 4.60% First Mortgage Bonds, Series D, due December 17, 2024 (a)	—	75
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	175
ITC Midwest 3.13% First Mortgage Bonds, Series J, due July 15, 2051	180	180
ITC Midwest 3.87% First Mortgage Bonds, Series K, due October 12, 2027	75	75
ITC Midwest 4.53% First Mortgage Bonds, Series L, due October 12, 2052	75	75
ITC Midwest 4.88% First Mortgage Bonds, Series M, due December 10, 2035	125	—
ITC Midwest 5.25% First Mortgage Bonds, Series N, due December 10, 2043	125	—
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	100	150
Revolving Credit Agreement, due April 14, 2028	247	311
Other	2	3
Total principal	7,939	7,644
Unamortized deferred financing fees and discount (b)	(47)	(46)
Total debt	$7,892	$7,598
____________________________
(a)As of December 31, 2024 there was no debt maturing within one year on the consolidated statements of financial position. At December 31, 2023 there was $475 million, net of unamortized deferred financing fees and discount, of debt included within debt maturing within one year on the consolidated statements of financial position.

(b)We recorded $7 million for the year ended December 31, 2024 and $6 million for each of the years ended December 31, 2023 and 2022 to interest expense for the amortization of deferred financing fees and debt discounts.
The annual maturities of debt as of December 31, 2024 are as follows:

(In millions of USD)
2025	$—
2026	400
2027	1,575
2028	338
2029	75
2030 and thereafter	5,551
Total	$7,939
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2024 and 2023, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s Revolving Credit Agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
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
ITC Midwest
First Mortgage Bonds
On December 10, 2024, ITC Midwest issued an aggregate principal amount of $125 million of 4.88% First Mortgage Bonds, Series M, due December 10, 2035 and an aggregate principal amount of $125 million of 5.25% First Mortgage Bonds, Series N, due December 10, 2043. The proceeds were used to repay existing indebtedness under the Revolving Credit Agreement, to partially fund capital expenditures and for general corporate purposes.
All of ITC Midwest’s First Mortgage Bonds were issued under its First Mortgage and Deed of Trust and secured by a first mortgage lien on substantially all of its real property and tangible personal property.
ITC Great Plains
First Mortgage Bonds
On June 24, 2024, ITC Great Plains completed a partial redemption of $50 million of the $150 million aggregate principal amount of 4.16% First Mortgage Bonds, Series A, due November 26, 2044. There was no make-whole premium payment associated with the redemption.

Revolving Credit Agreement
At December 31, 2024, we had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$350	$—	$350	—%	0.175%
ITCTransmission	175	62	113	5.38%	0.100%
METC	175	72	103	5.38%	0.100%
ITC Midwest	225	46	179	5.38%	0.100%
ITC Great Plains	75	67	8	5.38%	0.100%
Total	$1,000	$247	$753
____________________________
(a)Represents the current borrowing sublimit. Individual sublimits may be adjusted, subject to certain individual sublimits and the aggregate limit under the Revolving Credit Agreement not to exceed $1 billion. In June 2024, we adjusted our current borrowing sublimits, which resulted in an increase to ITC Great Plains of $50 million and a decrease to ITC Holdings of $50 million.
(b)Included within long-term debt on the consolidated statements of financial position.
(c)Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing.
(d)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
Derivative Instruments and Hedging Activities
We use derivative financial instruments to manage our exposure to fluctuations in interest rates. During 2023 and 2024, ITC Holdings entered into the following derivative instruments that qualified for cash flow hedge accounting treatment. The contracts are used to manage interest rate risk associated with forecasted debt issuances at ITC Holdings.

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Gain (Loss) on Derivatives (a)	Term (In years)	Effective Date
Outstanding derivative instruments
Interest rate swaps	$135	3.27%	$—	5	Q2 2026
Settled derivative instruments
U.S. Treasury rate lock contracts (b)	300	4.66%	(3)	5	Q2 2024
U.S. Treasury rate lock contracts (b)	500	3.46%	4	10	Q2 2023
____________________________
(a)This amount, recorded net of tax in AOCI, is amortized as a component of interest expense over the term of the derivative instrument as the forecasted transactions affect earnings. See Note 13 for additional information.
(b)The settlement payment was recognized within cash flows from operating activities in the consolidated statements of cash flows.
In 2025, ITC Holdings entered into interest rate swaps with notional amounts totaling $95 million, increasing the notional amount of outstanding interest rate swaps to $230 million and the weighted average fixed rate to 3.56%. The contracts manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings. The interest rate swaps are expected to qualify for cash flow hedge accounting treatment.

10.    INCOME TAXES
For the years ended December 31, 2024, 2023 and 2022, our effective tax rates were 23.4%, 25.2% and 24.8%, respectively. Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Income tax expense at 21% federal statutory rate	$133	$130	$123
State income taxes (net of federal benefit) (a)	30	43	36
AFUDC equity	(7)	(7)	(6)
Amortization of revalued deferred federal income taxes	(9)	(9)	(9)
Valuation allowance	1	(2)	1
Other, net	—	1	1
Total income tax provision	$148	$156	$146
____________________________
(a)Amounts for the years ended December 31, 2023 and 2022 include the impact of the remeasurement of certain deferred tax balances and NOLs for Iowa due to the corporate tax rate change discussed herein.
Components of the income tax provision were as follows:

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Current income tax expense	$55	$51	$15
Deferred income tax expense	93	105	131
Total income tax provision	$148	$156	$146
Deferred income tax assets (liabilities) consisted of the following:

	December 31,
(In millions of USD)	2024	2023
Property, plant and equipment	$(1,573)	$(1,461)
Goodwill	(147)	(148)
Regulatory liability gross up due to change in federal income tax rate	115	119
Pension and postretirement liabilities	21	22
State income tax NOLs (net of federal benefit)	41	39
Valuation allowance	(4)	(3)
Other, net	26	21
Net deferred income tax liabilities	$(1,521)	$(1,411)
Gross deferred income tax liabilities	$(1,752)	$(1,642)
Gross deferred income tax assets	235	234
Valuation allowance	(4)	(3)
Net deferred income tax liabilities	$(1,521)	$(1,411)
We had state income tax NOLs as of December 31, 2024, which expire in the years 2025 to 2043 or are indefinite. We expect to utilize the majority of these state NOLs prior to their expiration. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized and have recorded a valuation allowance accordingly.
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
In September 2022, a reduction in Iowa’s top corporate income tax rate from 9.8% to 8.4% was certified, effective January 1, 2023, and in September 2023, an additional reduction from 8.4% to 7.1% was certified, effective January 1, 2024. Following the reduction, we revalued certain deferred tax balances and net operating losses impacted by the change in the Iowa corporate income tax rate. As a result, deferred income tax expense of $6 million and $7 million was recorded during the years ended December 31, 2023 and 2022, respectively. In addition, an increase to the regulatory liability of $21 million and $22 million was recorded as of December 31, 2023 and 2022, respectively, to offset deferred taxes associated with rate base at ITC Midwest. There was no change in the Iowa state income tax rate in 2024. See Note 7 for additional information on the regulatory liability related to reductions in corporate income tax rates.
11.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension and Postretirement Plan Benefits
We have a qualified defined benefit pension plan (the “retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may adjust our funding as necessary based on consideration of federal funding requirements, the funded status of the plan, and other considerations as we deem appropriate. We made contributions to the retirement plan of $4 million and $3 million in 2024 and 2022, respectively. We did not contribute to the retirement plan in 2023. We expect to contribute $3 million to the retirement plan in 2025.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the “pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $45 million and $48 million at December 31, 2024 and 2023, respectively, are not included in the plan asset amounts presented throughout this footnote, but are included in other assets on our consolidated statements of financial position. We contributed $1 million to the supplemental benefits plan in each of 2024 and 2023. We did not contribute to the supplemental benefit plans in 2022.
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”). We contributed $1 million and $7 million to the postretirement benefit plan in 2023 and 2022, respectively. We did not contribute to the postretirement benefit plan in 2024. We do not expect to contribute to the postretirement benefit plan in 2025.
Net periodic benefit cost/(credit) by component for the pension plans and postretirement benefit plan was as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
(In millions of USD)	2024	2023	2022	2024	2023	2022
Service cost	$8	$7	$8	$7	$7	$12
Interest cost	7	6	4	5	5	4
Expected return on plan assets	(8)	(6)	(7)	(8)	(6)	(7)
Amortization of prior service credit	—	—	—	—	(1)	—
Amortization of unrecognized loss/(gain)	—	—	1	(5)	(4)	(2)
Net periodic benefit cost/(credit)	$7	$7	$6	$(1)	$1	$7

The following table reconciles the obligations, assets and funded status of the pension plans and postretirement benefit plan as well as the presentation of the funded status of the plans on the consolidated statements of financial position:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2024	2023	2024	2023
Change in Benefit Obligation:
Beginning projected benefit obligation / accumulated postretirement benefit obligation	$(140)	$(124)	$(97)	$(90)
Service cost	(8)	(7)	(7)	(7)
Interest cost	(7)	(6)	(5)	(5)
Actuarial net gain/(loss)	6	(11)	(3)	3
Benefits paid	8	8	3	2
Settlements	2	—	—	—
Plan participants’ contributions	—	—	(1)	—
Ending projected benefit obligation / accumulated postretirement benefit obligation	(139)	(140)	(110)	(97)
Change in Plan Assets:
Beginning plan assets at fair value	105	96	141	122
Actual return on plan assets	9	13	16	20
Employer contributions	4	—	—	1
Benefits paid	(4)	(4)	(3)	(2)
Plan participants’ contributions	—	—	1	—
Ending plan assets at fair value	114	105	155	141
Funded status, (underfunded)/overfunded	$(25)	$(35)	$45	$44
Accumulated benefit obligation:
Retirement plan	$(92)	$(89)	N/A	N/A
Supplemental benefit plans	(42)	(45)	N/A	N/A
Total accumulated benefit obligation	$(134)	$(134)	N/A	N/A
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(39)	$(42)	$—	$—
Other non-current assets	19	12	45	44
Other current liabilities	(5)	(5)	—	—
Total	$(25)	$(35)	$45	$44
Unrecognized Amounts in Non-Current Regulatory Assets:
Net actuarial loss	$8	$9	$—	$—
Total	$8	$9	$—	$—
Unrecognized Amounts in Non-Current Regulatory Liabilities:
Net actuarial (gain)	$(8)	$(1)	$(61)	$(61)
Net prior service cost/(credit)	1	1	—	(1)
Total	$(7)	$—	$(61)	$(62)
The unrecognized amounts that otherwise would have been charged and/or credited to AOCI in accordance with the GAAP guidance on accounting for retirement benefits are recorded as a regulatory asset or regulatory liability on our consolidated statements of financial position, as discussed in Note 7. The amounts recorded as a regulatory asset or regulatory liability represent a net periodic benefit cost or credit to be recognized in our operating income in future periods. Our measurement of the accumulated benefit obligation for the postretirement benefit plan reflects anticipated future receipts of subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we have applied for beginning in 2023.
The net actuarial gain for the year ended December 31, 2024 within the change in benefit obligation for the pension plans is primarily the result of increases in the discount rates. The net actuarial loss for the year ended December 31, 2023 within the change in benefit obligation for the pension plans is primarily the result of decreases in the discount rates and increases in the rate of salary increases and the interest crediting rate. The net actuarial loss for the year ended December 31, 2024 within the change in benefit obligation for the postretirement benefit plan is due to impacts of $8 million for demographic assumption changes and experience and $5 million due to financial assumptions changes, primarily an updated healthcare cost trend rate, partially offset by an impact of $10 million from the increase in the discount rate.
The combined projected benefit obligation and fair value of plan assets for those plans in which the projected benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2024	2023
Projected benefit obligation	$(44)	$(47)
Fair value of plan assets (a)	—	—
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
The combined accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2024	2023
Accumulated benefit obligation	$(42)	$(45)
Fair value of plan assets (a)	—	—
____________________________
(a)The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in other assets on our consolidated statements of financial position.
Actuarial assumptions used to determine the net periodic benefit obligations for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Weighted average discount rate	5.66%	5.19%	5.52%	5.86%	5.30%	5.65%
Weighted average interest crediting rate	4.50%	4.50%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.50%	4.50%	4.00%	4.50%	4.50%	4.00%
Health care cost trend rate	N/A	N/A	N/A	7.00%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2033	2030	2030
Annual rate of increase in dental benefit costs	N/A	N/A	N/A	4.50%	4.50%	4.50%

Actuarial assumptions used to determine the benefit cost for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Weighted average discount rate — service cost	5.26%	5.59%	3.05%	5.48%	5.83%	3.32%
Weighted average discount rate — interest cost	5.10%	5.40%	2.44%	5.17%	5.51%	2.87%
Weighted average interest crediting rate	4.50%	4.00%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.50%	4.00%	4.00%	4.50%	4.00%	4.00%
Health care cost trend rate	N/A	N/A	N/A	6.50%	6.75%	5.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2030	2030	2025
Expected long-term rate of return on plan assets	7.30%	6.90%	5.90%	5.50%	5.20%	4.50%
At December 31, 2024, the projected benefit payments for the pension plans and postretirement benefit plan (including prescription drug benefits) calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions of USD)	Pension Plans	Postretirement Benefit Plan
2025	$11	$3
2026	10	3
2027	11	4
2028	10	4
2029	12	5
2030 through 2034	72	33
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
As of December 31, 2024 and 2023, the plan assets of the retirement plan and postretirement benefit plan consisted of the following assets by category:

	Target Allocation	Pension Plans		Postretirement Benefit Plan
Asset Category	2024	2024	2023	2024	2023
Fixed income securities	50%	51%	50%	50%	50%
Equity securities	50%	49%	50%	50%	50%
Total	100%	100%	100%	100%	100%

We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan and postretirement benefit plan investments and considering historical and expected long-term rates of return on comparable fixed income investments and equity investments.
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2024 and 2023, there were no transfers between levels.
For the years ended December 31, 2024 and 2023, the fair value of retirement plan and postretirement benefit plan assets measured on a recurring basis at the Level 1 tier were as follows:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2024	2023	2024	2023
Mutual funds — U.S. equity securities	$45	$42	$74	$68
Mutual funds — international equity securities	11	11	3	3
Mutual funds — fixed income securities	58	52	78	70
Total	$114	$105	$155	$141
The mutual funds consist primarily of publicly traded mutual funds and are recorded at fair value based on observable trades for identical securities in an active market.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $7 million for each of the years ended December 31, 2024, 2023 and 2022.
12.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2024 and 2023, there were no transfers between levels.

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	4	—
Total	$58	$4	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2023, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Mutual funds — fixed income securities	$44	$—	$—
Mutual funds — equity securities	14	—	—
Total	$58	$—	$—
As of December 31, 2024 and 2023, we held certain assets that are required to be measured at fair value on a recurring basis. The assets consist of investments recorded within cash and cash equivalents and other long-term assets, including investments held in a trust associated with our supplemental benefit plans described in Note 11 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other expenses (income), net in the consolidated statements of comprehensive income.
As of December 31, 2024, the assets related to derivatives consist of interest rate swaps as discussed in Note 9. The fair value of these derivatives is determined based on a discounted cash flow method using Secured Overnight Financing Rate swap rates, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2024 and 2023.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the Revolving Credit Agreement, was $6,918 million and $6,660 million at December 31, 2024 and 2023, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the Revolving Credit Agreement, was $7,645 million and $7,287 million at December 31, 2024 and 2023, respectively.

Revolving Credit Agreement
At December 31, 2024 and 2023, we had a consolidated total of $247 million and $311 million, respectively, outstanding under our Revolving Credit Agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments included in current assets, including cash and cash equivalents, approximates their fair value due to the short-term nature of these instruments.
13.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Balance at the beginning of period	$29	$27	$(2)
Derivative instruments
Reclassification of net (gain) loss relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $(1), $— and $1, respectively) (a)	(2)	(1)	3
Gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $—, $1 and $11, respectively)	1	3	26
Total other comprehensive (loss) income, net of tax	(1)	2	29
Balance at the end of period	$28	$29	$27
____________________________
(a)The reclassification of the net (gain) loss relating to interest rate cash flow hedges is reported in interest expense, net in the consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2025 is expected to be approximately $4 million (net of tax of $1 million).
14.    SHARE-BASED COMPENSATION
We recorded share-based compensation costs as follows:

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Operation and maintenance expenses	$2	$2	$2
General and administrative expenses	13	13	9
Amounts capitalized to property, plant and equipment	12	8	8
Total share-based compensation costs	$27	$23	$19
Total tax benefit recognized in the consolidated statements of comprehensive income	$7	$6	$5
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
The following table shows the changes in PBUs during the year ended December 31, 2024:

Number of
Performance
Based Units
PBUs at December 31, 2023	851,048
Granted	353,948
Vested and paid out	(286,072)
Forfeited	(19,930)
PBUs at December 31, 2024	898,994
The following table presents the classification on the consolidated statements of financial position of obligations related to outstanding PBUs not yet settled:

	December 31,
(In millions of USD)	2024	2023
Accrued compensation	$10	$18
Other long-term liabilities	17	12
Total	$27	$30
The aggregate fair value of PBUs as of December 31, 2024 and 2023 was $37 million and $40 million, respectively. At December 31, 2024, $10 million of total unrecognized compensation cost related to PBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.7 years.
Service-Based Units
The SBUs are measured at fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock. The SBUs earn dividend equivalents which are also re-measured based on the price of Fortis common stock and settled in cash at the end of the vesting period.
The following table shows the changes in SBUs during the year ended December 31, 2024:

Number of
Service
Based Units
SBUs at December 31, 2023	658,207
Granted	296,990
Vested and paid out	(223,294)
Forfeited	(19,930)
SBUs at December 31, 2024	711,973
The following table presents the classification on the consolidated statements of financial position of obligations related to outstanding SBUs not yet settled:

	December 31,
(In millions of USD)	2024	2023
Accrued compensation	$9	$9
Other long-term liabilities	13	10
Total	$22	$19
The aggregate fair value of SBUs as of December 31, 2024 and 2023 was $31 million and $26 million, respectively. At December 31, 2024, $9 million of the total unrecognized compensation cost related to SBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.8 years.

15.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
As of December 31, 2024, the following summarizes our Regulated Operating Subsidiaries’ jointly-owned transmission assets:

(In millions of USD except for ownership interest)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress
Huntley Wilmarth (a)	50.0%	$57	$5	$—
Cardinal Hickory Creek (b)	91.0%	303	6	—
Other (c)
ITCTransmission	49.6%	29	20	13
METC	various	58	40	—
ITC Midwest	various	96	20	2
ITC Great Plains	49.0%	33	5	—
____________________________
(a)Jointly owned between ITC Midwest and Northern States Power Company.
(b)Jointly owned between ITC Midwest and Dairyland Power Cooperative.
(c)Jointly owned with various parties.
16.    RELATED PARTY TRANSACTIONS
We may incur charges from Fortis and other affiliates of Fortis that are not subsidiaries of ITC Holdings (“Fortis and Fortis affiliates”) for general corporate expenses incurred. In addition, we may perform additional services for, or receive additional services from, Fortis and such subsidiaries. These transactions are in the normal course of business and payments for these services are settled through accounts receivable and accounts payable, as necessary.
Periodically, we pay dividends to ITC Investment Holdings as shown in the consolidated statements of cash flows. On February 4, 2025, our Board of Directors approved a $72 million dividend to ITC Investment Holdings that is expected to be paid on February 27, 2025.
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. See Note 18 for information on income tax payments made to ITC Investment Holdings.

	December 31,
(In millions of USD)	2024	2023
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$1	$1
Net income tax payable to ITC Investment Holdings (a)	7	6
__________________________
(a)Recorded in accrued taxes on the consolidated statements of financial position.

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Comprehensive income statements activity:
Billed from Fortis and Fortis affiliates (a)	$13	$12	$13
Billed to Fortis and Fortis affiliates (b)	4	3	2
____________________________
(a)Recorded in general and administrative expenses in the consolidated statements of comprehensive income.
(b)Recorded as an offset to general and administrative expenses in the consolidated statements of comprehensive income.

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
Litigation
We are involved in certain legal proceedings before various courts, governmental agencies and mediation panels concerning matters arising in the ordinary course of business. These may include proceedings such as contract disputes, eminent domain and vegetation management activities, regulatory matters and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered reasonably estimable and probable of loss.
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
Previous FERC Orders
Since the filing of the Initial Complaint, the FERC issued three separate orders in these proceedings resulting in multiple revisions to the base ROE and refund settlements. The MISO TOs, along with our MISO Regulated Operating Subsidiaries, and various other parties have challenged certain aspects of these orders through requests for rehearing. In the May 2020 Order, the FERC determined that a methodology using three financial models should be used to determine the base ROE. By applying the new methodology, the FERC determined that the base ROE for the Initial Complaint should be 10.02% and the top of the range of reasonableness for that period should be 12.62%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the May 2020 Order. Refund settlements were finalized in 2022 and during the year ended December 31, 2022, we received net settlement payments of less than $1 million owed from customers.
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
October 2024 Order
On October 17, 2024, in response to the August 2022 D.C. Circuit Court decision, the FERC issued the October 2024 Order that revised the methodology used to determine base ROE put forth in the May 2020 Order. In this order, the FERC removed the use of the risk premium model from the calculation, while maintaining other modifications to the methodology as described in previous orders on the MISO ROE Complaints. By applying the revised methodology, the FERC determined that the base ROE for the Initial Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the order by December 1, 2025. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. Certain MISO TOs, including us, filed a request for rehearing on November 18, 2024 and filed an appeal of the order with the D.C. Circuit Court on January 31, 2025. The request for rehearing and appeal primarily focused on the prospective refund period and the related interest. As of December 31, 2024, we recorded an aggregate refund liability of $27 million, including interest of $6 million, in accordance with the refund provisions of the order.

See Note 6 for a summary of our authorized ROE, which is composed of our base ROE and incentive adders for transmission rates.
Purchase Obligations
At December 31, 2024, we had purchase obligations of $156 million representing commitments for materials, services and equipment that had not been received as of December 31, 2024, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $136 million is expected to be paid in 2025, with the majority of the items related to materials and equipment that have long production lead times.
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
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 23.0%, 21.9% and 22.7%, respectively, or $375 million, $357 million and $370 million, respectively, of our consolidated billed revenues for the year ended December 31, 2024. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2022 revenue accruals and deferrals and exclude any amounts for the 2024 revenue accruals and deferrals that were included in our 2024 operating revenues but will not be billed to our customers until 2026. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.
18.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated statements of financial position that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
(In millions of USD)	2024	2023	2022
Cash and cash equivalents	$19	$328	$4
Restricted cash included in other non-current assets	8	5	2
Total cash, cash equivalents and restricted cash	$27	$333	$6
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Interest paid (net of interest capitalized)	$340	$296	$247
Income taxes paid (a)	54	49	11
Non-cash investing and financing activities:
Additions to property, plant and equipment and other long-lived assets (b)	153	130	117
Allowance for equity funds used during construction	44	43	37
Other	—	1	1
____________________________
(a)Includes amounts paid to ITC Investment Holdings under a tax sharing agreement. Payments made directly to certain state jurisdictions were $1 million for the year ended December 31, 2024 and less than $1 million for each of the years ended December 31, 2023 and 2022.
(b)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2024, 2023 or 2022, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment or repayments of contributions in aid of construction when paid.
19.    SEGMENT INFORMATION
We identify reportable segments based on factors including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses.
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
Chief Operating Decision Maker and Use of Net Income Measure
ITC Holdings’ CODM is the Chief Executive Officer, who allocates resources to, and assesses the performance of, ITC Holdings and its Regulated Operating Subsidiaries. The CODM monitors segment performance primarily based on a comparison of actual capital spending, including accrued amounts, and net income relative to budget and uses those metrics to identify opportunities to adjust operations or reallocate resources to achieve corporate objectives.

	Regulated
	Operating	ITC Holdings	Reconciliations/
2024	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,662	$—	$(37)	$1,625
Depreciation and amortization	326	—	—	326
Interest expense, net	173	175	—	348
Other segment items (a)	357	(1)	(37)	319
Income (loss) before income taxes	806	(174)	—	632
Income tax provision (benefit)	194	(46)	—	148
Subsidiary net earnings	—	612	(612)	—
Net income	612	484	(612)	484
Property, plant and equipment, net	12,122	7	—	12,129
Goodwill	950	—	—	950
Total assets (b)	13,556	7,135	(6,970)	13,721
Capital expenditures	1,072	—	(10)	1,062

	Regulated
	Operating	ITC Holdings	Reconciliations/
2023	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,581	$1	$(37)	$1,545
Depreciation and amortization	307	—	—	307
Interest expense, net	154	161	—	315
Other segment items (a)	344	(3)	(37)	304
Income (loss) before income taxes	776	(157)	—	619
Income tax provision (benefit)	184	(28)	—	156
Subsidiary net earnings	—	592	(592)	—
Net income	592	463	(592)	463
Property, plant and equipment, net	11,267	7	—	11,274
Goodwill	950	—	—	950
Total assets (b)	12,664	6,988	(6,528)	13,124
Capital expenditures	824	—	(6)	818

	Regulated
	Operating	ITC Holdings	Reconciliations/
2022	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,503	$1	$(38)	$1,466
Depreciation and amortization	295	—	—	295
Interest expense, net	134	135	—	269
Other segment items (a)	338	14	(38)	314
Income (loss) before income taxes	736	(148)	—	588
Income tax provision (benefit)	179	(33)	—	146
Subsidiary net earnings	—	557	(557)	—
Net income	557	442	(557)	442
Property, plant and equipment, net	10,630	7	—	10,637
Goodwill	950	—	—	950
Total assets (b)	12,005	6,378	(6,252)	12,131
Capital expenditures	933	—	—	933
____________________________
(a)Other segment items includes taxes other than income taxes, general and administrative expense, operation and maintenance expense, allowance for equity funds used during construction and other expense and income items.
(b)Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification in our consolidated statements of financial position.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Linda H. Apsey, 55. Ms. Apsey was named Chief Executive Officer of the Company in July 2024. Ms. Apsey was previously President and Chief Executive Officer since November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s Regulated Operating Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey currently serves as a director of the Fortis utility subsidiary, FortisAlberta Inc. The Board selected Ms. Apsey to serve as a director due to her position as Chief Executive Officer of the Company.
Leanne M. Bell, 64. Ms. Bell became a director of the Company in February 2022. Ms. Bell is a retired financial and power infrastructure expert with a portfolio of board work spanning the infrastructure space in both the United States and Europe. She has overseen the investment of more than $6 billion in global power infrastructure projects and companies. Before committing full time to non-executive board roles in 2014, Ms. Bell was Chief Financial Officer of Synergy Renewables LLC, Managing Director of Tiger Infrastructure Partners (formerly Lehman Brothers Global Infrastructure Partners) and Managing Director of GE Energy Financial Services. She currently sits on the boards of Nadara Energy Services Limited and Third Coast Midstream, LLC. She previously served on the board of Nassau Financial Group from July 2016 to July 2024, Onward Energy Services from 2018 to 2020 and John Laing Group from 2020 to 2021. The Board selected Ms. Bell to serve as a director due to her expansive career in the financial and energy industries. Ms. Bell serves on the Audit and Risk Committee and the Board has determined that Ms. Bell is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Geoffrey Chatas, 62. Mr. Chatas became a director of the Company in November 2024. Mr. Chatas is the Executive Vice President and Chief Financial Officer at the University of Michigan where he has served as the President’s Chief Advisor on financial matters since October 2021. Mr. Chatas was the Senior Vice President and Chief Operating Officer for Georgetown University from February 2018 to September 2021. Prior to that, he was the Vice President for Business and Finance and Chief Financial Officer at The Ohio State University. In 2015, Gov. John Kasich appointed Mr. Chatas to run Ohio’s Task Force on Affordability and Efficiency in Higher Education. Before Mr. Chatas’ career in higher education, he served as managing director for the Infrastructure Investment Fund at JP Morgan Asset Management and served in various finance roles at Progress Energy, Inc., American Electric Power, Banc One Capital Corporation and Citibank. The board selected Mr. Chatas to serve as a director due to his experience within the energy and financial industries as well as his leadership capabilities. Mr. Chatas serves on the Audit and Risk Committee and the Board has determined that Mr. Chatas is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Robert A. Elliott, 69. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. He also serves as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm, a position in which he has served since 2001. Mr. Elliott currently serves on the board of directors of AAA Mountain West Group and has served since 2016. He previously served as a board member of UNS Energy Corporation, a subsidiary of Fortis, from 2014 through 2022, serving as the

Chair of the Board until 2021. He previously served on the board of directors of AAA Auto Club Partners from 2017 to 2022 and AAA Arizona Inc. from 2007 to 2016. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors. Mr. Elliott serves as Chairperson of the Audit and Risk Committee, and the Board has determined that Mr. Elliott is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Debora M. Frodl, 59. Ms. Frodl became a director of the Company in August 2020. Ms. Frodl is the founder of DF Strategies, a strategic consultancy firm in Minneapolis, MN, since 2018. She previously enjoyed a 28-year career at General Electric, where she most recently was Global Executive Director, Ecomagination from December 2012 to December 2017. Ms. Frodl gained over twenty years of senior executive experience at GE Capital, serving in roles including Senior Vice President and CEO and President. Ms. Frodl formerly served on the board of Renewable Energy Group from March 2018 to June 2022, Spruce Power Holdings (formerly XL Fleet Corporation) from May 2018 to December 2022 and Spring Valley Acquisition Corporation from November 2020 to May 2022. Since 2014, Ms. Frodl has served as an ambassador for the US Department of Energy’s Clean Energy, Education & Empowerment for Women Initiative. She also serves on the Advisory Board for the National Renewable Energy Lab, Joint Institute of Strategic Energy Analysis, the University of Minnesota, Institute on the Environment and Greenbelt Capital Partners. The Board selected Ms. Frodl to serve as a director due to her career in the energy industry, and her leadership experience and familiarity within the geographic region in which the Company operates and conducts its business. Ms. Frodl serves as the Chair of the Governance and Human Resources Committee.
Lt. Gen. Ronnie Hawkins, Jr., USAF, Retired, 69. Lt. Gen. Hawkins, Jr. became a director of the Company in June 2020. Lt. Gen. Hawkins, Jr. was appointed as President of Angelo State University, which is part of the Texas Tech University System, in 2020. Lt. Gen. Hawkins, Jr. is also the President and CEO of the Hawkins Group, a consultancy focusing on digital, information technology and cybersecurity challenges for Fortune 500 clients and the U.S. Government. He founded the Hawkins Group in 2015 after serving more than a 37-year decorated career in the United States Air Force, which included leadership roles in critical infrastructure and key information systems used by the Department of Defense and its coalition partners. Lt. Gen. Hawkins, Jr. currently serves on the board of directors of Tyler Technologies. The Board selected Lt. Gen. Hawkins, Jr. due to his vast knowledge of cybersecurity and information systems as well as his leadership experience. Lt. Gen. Hawkins, Jr. serves on the Governance and Human Resources Committee.
David G. Hutchens, 58. Mr. Hutchens became a director of the Company in January 2021. Mr. Hutchens is the President and Chief Executive Officer of Fortis and has served as such since January 2021. Prior to his current position, Mr. Hutchens was appointed to Chief Operating Officer of Fortis in January 2020 while concurrently serving as the Chief Executive Officer of UNS Energy Corporation, a position in which he held since May 2014. Mr. Hutchens also served as Executive Vice President, Western Utility Operations with Fortis from 2018 to 2020. His career in the energy sector spans more than 25 years, having held a variety of positions at electric and gas utilities in Arizona. He currently serves as a director of Fortis Inc. and the Fortis utility subsidiary FortisBC and previously served on the UNS Energy Corporation board from 2013 to 2020 and the Fortis Alberta board from 2016 to 2022. The Board selected Mr. Hutchens to serve based on his relevant business and leadership experience and because he is a director representative of Fortis. Mr. Hutchens serves on the Governance and Human Resources Committee.
James P. Laurito, 68. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito retired from Fortis in December 2021. He previously served as Fortis’ Executive Vice President, Business Development since April 2016 and as Chief Technology Officer from 2018 until his retirement. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito formerly served as a director of the Fortis Inc. subsidiaries Central Hudson Gas & Electric Corporation, Newfoundland Power, UNS Energy, and Belize Electricity Ltd. from 2016 to 2023. He currently serves on the boards of Bowman Consulting Group, where he serves as Chair of the Compensation Committee, CTC Global Corp., and Stone Mountain Technologies, Inc. He is also an Operating Partner with Energy Impact Partners, LP, and an Industry Advisor to EQT Partners, Inc. The Board selected Mr. Laurito to serve due to his expansive background in the utility industry and his regulatory knowledge. Mr. Laurito serves on the Governance and Human Resources Committee.

Jocelyn H. Perry, 54. Ms. Perry became a director of the Company in January 2022. Ms. Perry has served as Fortis’ Executive Vice President and Chief Financial Officer since 2018. Previously, Ms. Perry was the President and Chief Executive Officer of Fortis’ Newfoundland Power subsidiary from 2017 to 2018 and as its Chief Operating Officer from 2016 to 2017. Ms. Perry currently serves on the board of Fortis’ subsidiary UNS Energy Corporation and previously served on the board of FortisBC from 2019 to 2022. The Board selected Ms. Perry to serve based on her relevant business and leadership experience and because she is a director representative of Fortis. Ms. Perry serves on the Audit and Risk Committee.
Sandra E. Pierce, 66. Ms. Pierce was appointed as Chair of the Board of Directors of the Company in May 2020 and has served as a director of the Company since January 2017. Ms. Pierce retired from Huntington National Bank in December 2023 where she served as Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank since 2016. Ms. Pierce joined Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit Michigan, from 2013 to 2016. Ms. Pierce currently serves as a board member of Penske Automotive Group, American Axle & Manufacturing, Inc. and Barton Malow Enterprises. She also serves as the chair of the Detroit Economic Club, the chair of Henry Ford Health Foundation, as a board member of Renaissance MAC, and as Chair-Elect & Vice Chair of the Detroit Riverfront Conservancy. Previously, Ms. Pierce served as the vice chair of Business Leaders of Michigan, chair of Henry Ford Health System and chair of the Detroit Financial Advisory Board. Ms. Pierce was appointed by Governor Whitmer to Michigan State University’s Board of Trustees in December 2022. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 69. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust previously served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. Mr. Prust serves on the Audit and Risk Committee and the Board has determined that Mr. Prust is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
A. Douglas Rothwell, 68. Mr. Rothwell became a director of the Company in October 2017. Mr. Rothwell served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 100 CEOs from 2005 through 2020. Mr. Rothwell currently serves as an Executive Residence for Economic Development at the University of North Carolina at Chapel Hill. He previously chaired the Michigan Economic Development Corporation, the American Center for Mobility and the UNC Board of Visitors. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business. Mr. Rothwell serves on the Governance and Human Resources Committee.
Brian Walker, 63. Mr. Walker became a director of the Company in November 2024. Mr. Walker served as Operating Partner of the private equity firm Huron Capital from February 2019 until December 2023. Mr. Walker retired from Herman Miller Inc. in 2018 after a 29-year career where he most recently served as its President and CEO since July 2004. Mr. Walker currently serves on the Audit and Compensation Committee of the Board of Directors of Gentex Corporation, is the Audit Committee Chair of Universal Forest Products, Inc., and is on the Board of Directors of Horizon Bank. The Board selected Mr. Walker to serve as a director due to his extensive leadership experience and background as well as his familiarity with the geographic region in which the Company operates and conducts business. Mr. Walker serves on the Audit and Risk Committee and the Board has determined that Mr. Walker is an “audit committee financial expert,” as that term is defined under applicable SEC rules.

EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.
Linda H. Apsey, 55. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 50. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November 2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Ms. Holloway currently serves on the Board of Directors and is the Chair of the Audit & Risk Committee for Kodiak Gas Services. She previously served on the board of the Fortis subsidiary, Caribbean Utilities Company, and as a member of their Audit Committee from May 2021 to May 2023. Ms. Holloway also serves on the Board of Trustees for the Children’s Foundation, is the Chair of the Finance & Audit Committee for the Children’s Foundation, and is a member of Women Thrive Advisory Board.
Brian Slocum, 48. Mr. Slocum was named Senior Vice President and Chief Operating Officer in February 2022. In his role, Mr. Slocum is responsible for the Company’s system operations, planning, engineering, supply chain, field construction and maintenance, and information technology. Mr. Slocum joined the Company in 2003 and held various engineer positions before being promoted to Director of Engineering in 2008. He was named Vice President of Engineering in 2011 and was appointed to Vice President of Operations in February 2015. Mr. Slocum serves on the board for Ascension Providence Foundation and the advisory board for North American Transmission Forum and the Michigan Intelligence Operations Center for Homeland Security. He is a current member of the Reliability Issues Steering Committee of NERC, and previously served as Chair.
Christine Mason Soneral, 52. Ms. Mason Soneral has served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since October 2020. She was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. She is responsible for all corporate legal affairs and the leadership of our legal department, which includes the legal, real estate, contract administration and corporate compliance functions. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation of the Company’s Regulated Operating Subsidiaries. Ms. Mason Soneral currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and is a Co-Founder and Director of Michigan State University’s Women’s Leadership Institute. She also serves on the Board of Directors at Inforum.
Krista K. Tanner, 50. Ms. Tanner was named President in July 2024 where she oversees the business and operations of the Company. Ms. Tanner served as our Senior Vice President and Chief Business Officer since February 2019 where she was responsible for strategic direction, customer service, local government and community affairs, federal regulatory and legislative affairs, marketing and communications, and financial performance for our Regulated Operating Subsidiaries. Ms. Tanner joined the Company in November 2014 where she served as Vice President, ITC Holdings and President, ITC Midwest. In this role she served as the business unit head, providing leadership and strategic direction for ITC Midwest. Ms. Tanner joined the Company from Alliant Energy, where she served as director of regulatory policy from 2011 to 2014. While at Alliant Energy she directed Alliant Energy’s regional and federal regulatory policy group and led Alliant Energy’s legal strategy across regulatory jurisdictions. Prior to working at Alliant Energy, Ms. Tanner was a state regulatory commissioner on the Iowa Utilities Board from 2007 to 2011. Ms. Tanner previously served as a member of the Board of Directors of the Midwest Reliability Organization from 2017 to 2019 and as a member of the Board of Directors of Delta Dental of Iowa from 2015 to 2023. Ms. Tanner currently serves as a member of the Board of Directors for the American Clean Power Association.
Simon Whitelocke, 52. Mr. Whitelocke was named Senior Vice President and Chief Business Officer in July 2024. Mr. Whitelocke is responsible for the Company’s federal regulatory and government affairs, communications and corporate giving activities, as well as overseeing the strategic direction, government relations and financial performance for the Company’s Regulated Operating Subsidiaries. Prior to this role, Mr. Whitelocke served as Vice President, ITC Holdings and President, ITC Michigan, a position in which he served since July 2016. In this role he served as the business unit head, providing leadership and strategic direction for ITC Michigan. Mr. Whitelocke joined the Company in 2003 and held various positions in accounting and internal audit functions before being appointed to Vice President of Regulatory and External Affairs in January 2011. He was named Vice President and Chief Compliance Officer in February 2015. Mr. Whitelocke is currently a member of the Board of Directors of Food Gatherers, the Michigan Chamber of Commerce, and is vice chair of the boards of Ann Arbor SPARK and Detroit PBS.
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
Insider Trading Policy
All shares of outstanding stock of ITC Holdings are held by its parent company and are not publicly traded. We are not subject to any listing standards. However, we have adopted insider trading policies and procedures applicable to our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations. These policies and procedures are included in our Code of Conduct and Ethics, an excerpt of which is filed as Exhibit 19 to this Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2024. We refer to these individuals collectively as the “named executive officers” (or “NEOs”).
The Company’s named executive officers for 2024 were:

Name	Position
Linda H. Apsey	Chief Executive Officer, Former President
Gretchen L. Holloway	Senior Vice President and Chief Financial Officer
Brian Slocum	Senior Vice President and Chief Operating Officer
Christine Mason Soneral	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Krista Tanner	President, Former Senior Vice President and Chief Business Officer
In July 2024, the role of President transitioned from Ms. Apsey to Ms. Tanner, who had been serving as our Senior Vice President and Chief Business Officer since February 2019. Ms. Apsey remains our Chief Executive Officer.
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
The Committee made the following decisions with regard to executive compensation in 2024:
•Base salary increases. Base salary increases were provided to each of our NEOs in 2024 to reward individual performance and to remain competitive and aligned with market.
•Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2024 performance of approximately 180% of target. This was based on achieving 100% of the performance targets established under the ACPB in early 2024 and achievement of certain performance factors which resulted in a bonus multiplier of 1.8x. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”
•Long-term equity incentives. We granted long-term equity incentive awards to our NEOs effective January 2024. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.
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
The Committee engaged FW Cook, its independent compensation consultant, to conduct an annual comprehensive compensation program risk assessment. In July 2024, FW Cook reviewed the attributes and structure of our executive compensation programs for the purpose of identifying potential sources of risk within the program design. The review covered compensation plan design and administration/governance risk.

Based on its own analysis and a report from FW Cook concluding that the Company’s compensation programs do not create risks that are reasonably likely to have a material adverse impact on the Company, the Committee concluded that none of our compensation programs and features contain elements that create material risk to the Company. Risk mitigating factors with respect to the Company’s compensation programs included a market competitive pay mix, the linking of pay to performance through annual cash bonus and long-term equity incentive plans, caps on annual cash bonus and long-term equity incentive plan payouts, various performance measures that are both financially and operationally focused, stock ownership guidelines, clawback policy, prohibition on hedging and pledging, oversight by an independent committee of directors, regular review of NEO tally sheets and engagement of an independent compensation consultant.
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
Our compensation strategy is to target compensation at the median (50th percentile) of the energy services benchmark data, plus or minus 20%, based on consideration of individual characteristics (performance, experience, etc.), internal equity and other factors. In November 2023, the Committee reviewed the benchmarking study conducted by its independent consultant comparing NEO target total direct compensation, which is the sum of base salary, target annual incentives and target long-term incentives, to the 25th, 50th and 75th percentile survey data to assess the market competitiveness of our compensation opportunities. Overall, the study found target total direct compensation provided to our NEOs varied with certain executives positioned within the targeted competitive range, and in some cases, exceeded the targeted competitive position. Competitive positioning reflects a combination of 25th percentile to median base salaries, above median target bonus as a percent of base salary and median long-term equity incentive opportunities. The Committee continues to monitor and balance competitive practices, talent needs and cost considerations when setting compensation.
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
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2024 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In addition to the market data, the Committee also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors in setting individual executive compensation levels.
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
The 2024 annualized base salaries for the NEOs, including any year-over-year change, were:

NEO	2023 Base Salary	2024 Base Salary	Percent Increase
Linda H. Apsey	$900,000	$936,000	4.0%
Gretchen L. Holloway	434,700	447,700	3.0%
Brian Slocum	426,000	468,600	10.0%
Christine Mason Soneral	418,000	430,500	3.0%
Krista Tanner	389,400	535,000	37.4%
The increase for Mr. Slocum and initial increase for Ms. Tanner (from an annualized amount of $389,400 in 2023 to an annualized amount of $436,100 at the beginning of 2024) considered the market median data and each executive’s sustained performance. Ms. Tanner’s base salary was further increased to an annualized amount of $535,000 in connection with her appointment to President in July 2024.
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
For 2024, the ACPB consisted of four primary measurement categories: Financial, Safety & Compliance, Culture and System Performance. System Performance represented 60% of the target bonus opportunity, reflecting the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.

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
Corporate performance goal criteria approved by the Committee for 2024, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.
Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2024 Results		Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is based on the 2024 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $170M.	10%	$164M		10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from our Regulated Operating Subsidiaries.	Target is based on the 2024 Board-approved budget. Adjusted Net Income at or above $625M to achieve 10%; Adjusted Net Income at or above $594M to achieve 5%.	5 - 10%	$632	M	10%
Total				20%			20%

Safety & Compliance goals represented 15% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Security.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2024 Results	Actual Payout
Safety & Compliance 15% Maximum Potential Payout	Safety as measured by leading indicators	Evolving our safety programs to include leading indicators.	Reflects company and industry movement in safety culture focus to create capacity to avoid serious injury. Perform High-Energy Control Assessment (HECA) on 7 high-energy hazard types; evaluate for direct controls and develop plans for any gaps found.	5%	Completed	5%
	Safety as measured by recordable incidents and lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents was reduced by 1 from prior year and was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 6 or fewer recordable incidents for injuries to Company employees and specified contract employees with no more than 2 being Lost Work Day cases.	5%	5 / 1	5%
	Security	Maintaining cybersecurity is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and helping protect our most important assets. Implementation of the 2024 Cyber Security Plan, as presented to and approved by the Board of Directors.	5%	Completed	5%
Total				15%		15%
The Culture goal represents 5% of the total maximum annual bonus target and includes the implementation of specific inclusion and diversity goals.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2024 Results	Actual Payout
Culture 5% Maximum Potential Payout	Inclusion and Diversity	Supporting an inclusive and diverse culture creates an environment that respects the contributions and differences of every individual and drives business success.	Goal focused on education and awareness activities. Active employees complete a minimum of two (2) inclusion and diversity education and awareness activities. Dependent on individual achievement.	5%	Completed	5%
Total				5%		5%

System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2024 Results	Actual Payout
System Performance 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target design unchanged from prior year; all targets aligned with industry benchmark data. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (13 or fewer, representing top decile performance); METC (23 or fewer, representing top decile performance); ITC Midwest (58 or fewer, representing top decile performance, no more than 47 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 7 METC - 22 ITC Midwest - 41 / 29	15%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2024 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (11) Each target worth 5%. Payout reduced by 5% if not at or under Field O&M overall maintenance budget of $96M.	15%	All high priority Field O&M initiatives completed under budget at $92M	15%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2024, with a threshold level also established. Complete $963M of the 2024 Capital Project Plan to achieve 30%; Complete $912M to achieve 15%.	15 - 30%	$1,133M	30%
Total				60%		60%

Total Bonus (as a percent of target bonus level)				100%		100%

____________________________
(1)We utilize adjusted net income as a criterion in measuring achievement of financial goals for our ACPB. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries as follows:

(In millions of USD)	2024
Net income of Regulated Operating Subsidiaries	$612
Adjustments related to ROE matters	20
Adjusted net income	$632
Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to the shareholder, in 2024 we included a performance factor under which their ACPB payouts could be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Maximum	Achievement	Multiplier	Weight	Result
Capital Project Plan	$963M	$1,115M	$1,133M	2.00x	50%	1.00x
Adjusted Consolidated Net Income (1)	$482M	$504M	$504M	2.00x	20%	0.40x
Strategic Objective	Achieve Objective	Achieve Objective	Not Achieved	1.00x	20%	0.20x
Inclusion & Diversity Plan	Achieve 1 Goal	Achieve 2 Goals	Achieved 2 of 2	2.00x	10%	0.20x
Bonus Multiplier						1.80x
____________________________
(1)We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(In millions of USD)	2024
Net income	$484
Adjustments related to ROE matters	20
Adjusted consolidated net income	$504
Each measure has an established scale, which includes a threshold level and below equating to a 1.00x multiplier, having no impact on the bonus award, to a maximum of 2.00x, which would increase the bonus by 100% to a maximum of 200% of target. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.8x. This performance factor was applied to the ACPB factor of 100% to produce a final payment of approximately 180% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels.” Target bonus levels for 2024 were 100% of base salary for Mses. Apsey, Holloway, Mason Soneral and Tanner and 75% of base salary for Mr. Slocum.
Long-Term Equity Incentive
The Committee has established long-term incentive targets as a percentage of the base salary for each NEO in consideration of benchmarking data on total direct compensation, the importance of the NEO’s position to the success of the Company, our need to create meaningful incentives to enhance performance and the culture of teamwork that makes our Company successful. The Committee does not have a pre-established targeted allocation of total direct compensation.
The Committee has the power to recommend awards of SBUs or PBUs to Fortis under, the Fortis Inc. Omnibus Equity Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2024 to the NEOs were made pursuant to terms stated in the SBU and PBU award agreements.

Fortis maintains, and has the sole authority to issue awards under the Fortis Inc. Omnibus Equity Plan. Prior to the effectiveness of the Fortis Inc. Omnibus Equity Plan, Fortis maintained the Fortis 2020 Restricted Share Unit Plan. Additionally, the Company maintained the Executive Omnibus Plan. Annual awards under the Fortis Inc. Omnibus Equity Plan are made (and historically under the Fortis 2020 Restricted Share Unit Plan and the Executive Omnibus Plan, were made) to our NEOs, based on the Committee’s (for our NEOs other than our CEO) and our Board of Directors’ (for our CEO) recommendations to Fortis’ Board of Directors. In January 2024, the Committee recommended to our Board of Directors, and our Board of Directors recommended that Fortis’ Board of Directors approve grants of SBUs and PBUs to the NEOs, which recommendations (including size of grant and award mix) were based on, for our NEOs other than the CEO, our CEO’s recommendation to the Committee, and for our CEO and other NEOs, the Committee’s assessment of the performance of the Company and the executive, market practice, comparisons to benchmarking data, expense to the Company and the practice of other U.S. Fortis subsidiary companies. The Fortis Board of Directors ratified the NEO awards, as recommended, in February 2024. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs have a three-year performance period and can be earned between 0% and 200% for results in three separate measures, Total Shareholder Return (relative to Fortis’ peer group) weighted at 45%, ITC cumulative consolidated net income weighted at 45% and Fortis Carbon Reduction Performance weighted at 10%. These PBU metrics were selected because Total Shareholder Return aligns with the Fortis shareholder experience, cumulative consolidated net income measures our sustained growth (organic and development), cost management and efficiency and carbon reduction performance supports a corporate-wide goal of 75% reduction in Scope 1 emissions by 2035. SBUs vest over the same three-year period based on the recipient’s continued service. Each unit is generally equivalent to one common share of Fortis (each, a “Common Share”) (as traded on the NYSE) and earned units are payable in cash or Common Shares. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism and further align the interests of the NEOs with the interests of the Fortis shareholders. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2024 awards were made, the award values were targeted to be:

NEO	Grant Value Percent of Salary
Ms. Apsey	250%
Ms. Holloway	175%
Mr. Slocum	140%
Ms. Mason Soneral	175%
Ms. Tanner	175%
In July 2024, the Committee recommended to the Fortis Board of Directors approval of a special retention grant of SBUs to Ms. Holloway, based on a value of $600,000. The award vests 50% after three years and 50% after four years. The award was approved by the Fortis Board of Directors in July 2024 and it was granted on August 1, 2024.
The amounts and more detailed terms of the 2024 SBU and PBU grants made under the Fortis Inc. Omnibus Equity Plan are described in the narrative following the Grants of Plan-Based Awards Table.
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
Stock Ownership Policy
The Board believes that having a share ownership policy is a key element of strong corporate governance and aligns the interests of management with the interests of Fortis shareholders. Under these guidelines, which became effective January 1, 2020, officers, including NEOs, must achieve and maintain the applicable level of Fortis Common Shares by the fifth anniversary of when the guidelines first became applicable to the individual. The current levels are as follows:

Position	Ownership Level
Chief Executive Officer	2x annual base salary
Executive and Senior Vice Presidents	1.5x annual base salary
Vice Presidents	1x annual base salary
The securities that qualify for the purpose of determining compliance with the policy are Common Shares and the executive’s outstanding SBU awards. Share ownership levels include Fortis securities beneficially owned: (i) in a trust; (ii) by the executive’s spouse; and (iii) by the executive’s minor children. Any executive that fails to maintain minimum stock ownership under these guidelines will not be eligible for future equity-based compensation awards until the later of (i) the end of the one-year period commencing on the date of such failure or (ii) such time as the executive is again in compliance with the guidelines. As of December 31, 2024, each of the NEOs was in compliance with this policy.
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
Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, CEO	2024	$943,200	$2,340,000	$1,684,800	$295,477	$125,049	$5,388,526
	2023	900,000	2,249,962	999,000	468,908	139,034	4,756,904
	2022	864,999	2,162,565	1,385,730	—	150,088	4,563,382

Gretchen L. Holloway, SVP & CFO	2024	451,143	1,383,475	805,860	106,106	42,149	2,788,733
	2023	434,699	760,731	482,517	218,843	41,060	1,937,850
	2022	422,000	738,532	676,044	—	39,579	1,876,155

Brian Slocum, SVP & COO	2024	472,205	656,040	632,610	82,490	41,503	1,884,848
	2023	426,000	596,407	283,716	190,421	40,971	1,537,515

Christine Mason Soneral, SVP, General Counsel, Secretary & CCO	2024	433,812	753,375	774,900	121,237	42,489	2,125,813
	2023	417,999	731,500	463,980	246,282	40,300	1,900,061
	2022	409,799	717,154	656,500	—	40,637	1,824,090

Krista Tanner, President	2024	485,101	763,175	963,000	104,254	74,473	2,390,003
	2023	389,400	681,448	432,234	169,833	61,614	1,734,529
	2022	370,900	649,076	594,182	—	36,726	1,650,884
____________________________
(1)    The amounts reported in this column represent the grant date fair value of PBU awards and SBU awards granted to the NEOs in 2022 and 2023 under the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan, and in 2024 under the Fortis Inc. Omnibus Equity Plan in accordance with FASB Accounting Standards Codification Topic 718, or “ASC 718”.
The grant date fair value of the SBU awards is based on the applicable share price on the grant date. The grant date fair value of the PBU awards is based on the applicable share price on the grant date and the payout of the performance based on probable outcome (which approximates target achievement), and market conditions. The SBU awards and PBU awards are liability awards, subject to remeasurement through the vesting date, and settled in cash or Common Shares, see “Grants of Plan-Based Awards.” The value of the 2024 PBU awards at the grant date assuming that the highest level of performance conditions will be achieved are as follows:

Ms. Apsey	$3,120,000
Ms. Holloway	1,044,633
Mr. Slocum	874,720
Ms. Mason Soneral	1,004,500
Ms. Tanner	1,017,566
(2)    The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our ACPB in effect for each of 2024, 2023 and 2022. For information regarding the corporate goals for 2024, see “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus."
(3)    All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 5.57% for 2022, 5.24% for 2023 and 5.76% for 2024. As of December 31, 2024, the cash balance interest crediting rate assumption changed from 4.47% for 2024 and 4.50% in all future years to 4.04% in 2025 and 4.50% in all future years.
(4)    All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, relocation expenses, personal liability insurance, personal use of Company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to Ms. Apsey’s hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2024, 2023 and 2022 are itemized in the table below.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Relocation Expenses	Other Benefits	Total
Linda H. Apsey	2024	$20,700	$72,964	$—	$31,385	$125,049
	2023	19,800	92,049	—	27,185	139,034
	2022	18,300	104,603	—	27,185	150,088

Gretchen L. Holloway	2024	20,700	—	—	21,449	42,149
	2023	19,800	—	—	21,260	41,060
	2022	18,300	—	—	21,279	39,579

Brian Slocum	2024	20,176	—	—	21,327	41,503
	2023	19,800	—	—	21,171	40,971

Christine Mason Soneral	2024	20,700	—	—	21,789	42,489
	2023	19,800	—	—	20,500	40,300
	2022	18,300	—	—	22,337	40,637

Krista Tanner	2024	18,785	—	34,254	21,434	74,473
	2023	16,317	—	—	45,297	61,614
	2022	15,357	—	—	21,369	36,726

Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2024.

Name	Grant Date	Committee or Board Action Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
				Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)
(a)	(b)			(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	1/1/2024	1/29/2024	SBU	$—	$—	$—	—	—	—	19,067	$780,000
	1/1/2024	1/29/2024	PBU	—	—	—	19,067	38,134	76,267	—	1,560,000
			ACPB	—	936,000	1,872,000	—	—	—	—	—

Gretchen L. Holloway	1/1/2024	1/29/2024	SBU	—	—	—	—	—	—	6,384	261,158
	1/1/2024	1/29/2024	PBU	—	—	—	6,384	12,768	25,536	—	522,317
	8/1/2024	7/15/2024	SBU	—	—	—	—	—	—	14,564	600,000
			ACPB	—	447,700	895,400	—	—	—	—	—

Brian Slocum	1/1/2024	1/29/2024	SBU	—	—	—	—	—	—	5,346	218,680
	1/1/2024	1/29/2024	PBU	—	—	—	5,346	10,691	21,382	—	437,360
			ACPB	—	351,450	702,900	—	—	—	—	—

Christine Mason Soneral	1/1/2024	1/29/2024	SBU	—	—	—	—	—	—	6,139	251,125
	1/1/2024	1/29/2024	PBU	—	—	—	6,139	12,277	24,555	—	502,250
			ACPB	—	430,500	861,000	—	—	—	—	—

Krista Tanner	1/1/2024	1/29/2024	SBU	—	—	—	—	—	—	6,218	254,392
	1/1/2024	1/29/2024	PBU	—	—	—	6,218	12,437	24,874	—	508,783
			ACPB	—	535,000	1,070,000	—	—	—	—	—
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
(2)    Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis Total Shareholder Return in comparison to the Total Shareholder Return during the performance period for each of the companies that comprise the 2024 Fortis peer group, (2) cumulative consolidated net income for each fiscal year during the performance period and (3) Fortis’ carbon reduction performance during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. For more information regarding PBUs, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”
(3)    Grant Date Fair Value consists of SBUs and PBUs awarded under the Fortis Inc. Omnibus Equity Plan recorded at fair value at the date of grant. The SBUs and PBUs with a grant date of January 1, 2024 are recorded with a fair value of $40.91 per share, and the SBUs with a grant date of August 1, 2024 are recorded with a fair value of $41.20 per share.
Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO effective January 1, 2024 (the “PBU Grant Date”) (each a “PBU Agreement”) provide generally that the award will vest on January 1, 2027 (the “PBU Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the PBU Vesting Date. 45% of the Target Number of PBUs shall be related to the Fortis Total Shareholder Return goal (the “TSR goal”), 45% of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”) and 10% of the Target Number of PBUs shall be related to the Fortis Carbon Reduction Performance goal (the “CRP goal”). The PBUs will become earned as set forth in the following tables:

Measurement Category	Goal at Threshold	Shares at Threshold	Goal at Target	Shares at Target	Goal at Maximum	Shares at Maximum
Fortis Total Shareholder Return	30th percentile	50% of TSR Target Units	50th percentile	100% of TSR Target Units	85th percentile	200% of TSR Target Units
Cumulative Consolidated Net Income	98% of Target	50% of CCNI Target Units	100% of Target	100% of CCNI Target Units	104% of Target	200% of CCNI Target Units
Fortis Carbon Reduction Performance	8.2M tonnes	50% of CRP Target Units	7.9M tonnes	100% of CRP Target Units	7.1M tonnes	200% of CRP Target Units
The performance period for the award is January 1, 2024 through December 31, 2026 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Total Shareholder Return of Fortis will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2024 Report excluding any company that is no longer traded on the Toronto Stock Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following U.S. and Canadian public utility companies:

Alliant Energy Corporation	Emera Incorporated	PPL Corporation
Ameren Corporation	Enbridge Inc.	Public Service Enterprise Group Inc.
Atmos Energy Corporation	Entergy Corporation	TC Energy Corporation
Canadian Utilities Limited	Evergy, Inc.	WEC Energy Group, Inc.
CenterPoint Energy Inc.	Eversource Energy	Xcel Energy Inc.
CMS Energy Corporation	FirstEnergy Corp.
Consolidated Edison Inc.	Hydro One Limited
DTE Energy Company	NiSource Inc.
Edison International	Pinnacle West Capital Corporation
The Total Shareholder Return of Fortis and the Peer Companies shall be computed in U.S. dollars as follows:
A: Calculate the Market Price as of the first day of the Payment Criteria Period
B: Calculate the Market Price as of the last day of the Payment Criteria Period
C: Calculate the total dividends paid per share of its common stock (or equivalent security) during the Payment Criteria Period
Total Shareholder Return = ((B - A) + C)/A, where Market Price is the 5-day volume weighted average price of Fortis Common Shares and the Payment Criteria Period is the 3-year performance period.
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
The Fortis Carbon Reduction Performance goal will evaluate the target linked to Fortis’ achievement of a reduction in corporate-wide Scope 1 emissions over the Payment Criteria Period.
If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or “Retirement” (as defined below), and, in each case, the grantee has been employed with the Company for 15 years or more, the grantee will receive, following the PBU Vesting Date, the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the PBU Vesting Date. If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive, following the PBU Vesting Date, a prorated number of PBUs reflecting the actual period between the PBU Grant Date and the grantee’s termination date. If the grantee ceases to be employed before the PBU Vesting Date due to involuntary termination without cause, the grantee will receive, following the PBU Vesting Date, a prorated number of PBUs reflecting the actual period between the PBU Grant Date and the grantee’s termination date, but will not be entitled to continue to accrue “dividend equivalents” earned on the PBUs following the grantee’s termination date. If termination occurs prior to the PBU Vesting Date other than as a result of death, disability, Retirement, or involuntary termination without cause, grantee will forfeit the award.
“Retirement” is defined to mean termination of grantee’s employment with the Company on or after achieving at least age 55 and ten (10) years of service. Payout in respect of such termination requires that the grantee has provided the Company with at least ninety days’ written notice of such retirement.
Upon a “Change of Control,” as defined in the Fortis Inc. Omnibus Equity Plan, the Fortis Human Resources Committee may provide for appropriate settlements of the outstanding PBUs or for the continuing entity or successor to assume the outstanding PBUs by providing replacement awards (“Replacement Awards”), that are substantially equivalent to the terms of the PBUs held prior to the Change in Control, on the effective date of the consummation of the event resulting in the Change of Control (the “Change of Control Redemption Date”). Among other requirements, the Replacement Awards must be substantially equivalent to the value and terms of the PBUs held prior to the Change of Control and must include conditions that provide for vesting and payout if there is an involuntary employment action that occurs within 24 months following the Change of Control. In the event of a Change of Control and an involuntary employment action (which includes a resignation by the grantee for good reason) that occurs within 24 months following a Change of Control, the payout percentage for the Replacement Awards should be calculated as the greater of (i) target level performance and (ii) the actual performance level achieved had the Payment Criteria Period ended on the involuntary employment action date. In the event of a Change of Control and the PBUs are settled and not substituted with Replacement Awards, the PBUs will payout on the date of the Change of Control based on the market price as of the date immediately prior to the Change of Control. The payout percentage for the outstanding PBUs will be the greater of (A) 100% of the target number of PBUs in the award or (B) the payout percentage as determined by the Committee.
Grantees are entitled to receive additional PBUs equal to the “dividend equivalent” when a cash dividend is paid on Common Shares. Such “dividend equivalent” shall be equal to a fraction where the numerator is the product of (a) the number of PBUs in the grantee’s account on the date that the dividends are paid, including PBUs previously credited as “dividend equivalents,” multiplied by (b) the dividend paid per Common Share and the denominator of which is the “Market Price” of one Common Share calculated on the date that dividends are paid. All “dividend equivalent” PBUs shall have a PBU Vesting Date which is the same as the PBU Vesting Date for the PBUs in respect of which such additional PBUs are credited.
The PBU Agreement provides that the grantee may elect to have their PBU awards vest as Common Shares or cash payment.
Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO on January 1, 2024 (the “SBU Grant Date”) (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest on January 1, 2027 (the “SBU Vesting Date”). However, if the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and, in each case, the grantee has been employed with the Company for 15 years or more, the grantee will receive, the number of SBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the SBU Vesting Date, with, in the case of the grantee’s death or disability, the SBUs being settled upon the date of the grantee’s termination of employment and, in the case of the grantee’s Retirement, the SBUs being settled on the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and, in each case, the grantee has been employed with the Company for less than 15 years, the grantee will receive a prorated number of SBUs to reflect the actual period between the SBU Grant Date and the date of the grantee’s death, disability or Retirement, with, in the case of the grantee’s death or disability, the SBUs being settled upon the date of the grantee’s termination of employment and, in the case of the grantee’s Retirement, the SBUs being settled on the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to involuntary termination without cause, the grantee will receive, following the SBU Vesting Date, a prorated number of SBUs reflecting the actual period between the SBU Grant Date and the grantee’s termination date, but will not be entitled to continue to accrue “dividend equivalents” earned on the SBU shares following the grantee’s termination date. If termination occurs prior to the SBU Vesting Date other than as a result of death, disability, Retirement or involuntary termination without cause, the grantee will forfeit the award.
“Retirement” is defined in the same manner as defined in the description of the PBU Agreement disclosed above.
Upon a “Change of Control,” as defined in the Fortis Inc. Omnibus Equity Plan, the Fortis Human Resources Committee may provide for appropriate settlements of the outstanding SBUs or for the continuing entity or successor to assume the outstanding SBUs by providing Replacement Awards that are substantially equivalent to the terms of the SBUs held prior to the Change in Control, on the effective date of the consummation of the event resulting in the Change of Control. The Replacement Awards must be substantially equivalent to the value and terms of the SBUs held prior to the Change of Control and must include conditions that provide for vesting and payout if there is an involuntary employment action that occurs within 24 months following the Change of Control. In the event of a Change of Control and an involuntary employment action that occurs within 24 months following a Change of Control, the Replacement Awards should payout no later than 10 business days following the involuntary employment action date. In the event of a Change of Control and the SBUs are settled and not substituted with Replacement Awards, the SBU shares become vested and payout on the date of the Change of Control based on the market price as of the date immediately prior to the Change of Control.
Grantees are entitled to receive additional SBUs equal to the “dividend equivalent” when a cash dividend is paid on Common Shares. Such “dividend equivalent” shall be equal to a fraction where the numerator is the product of (a) the number of unvested SBUs in the grantee’s account on the date that the dividends are paid, including SBUs previously credited as “dividend equivalents,” multiplied by (b) the dividend paid per Common Share and the denominator of which is the “Market Price” of one Common Share calculated on the date that dividends are paid. All “dividend equivalent” SBUs shall have a SBU Vesting Date which is the same as the SBU Vesting Date for the SBUs in respect of which such additional SBUs are credited.
The SBU Agreement provides that the grantee may elect to have their SBU awards vest as Common Shares or cash payment.
Policies and Practices Related to the Grant of Option Awards
We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of grants. Although we do not have a formal policy with respect to the timing of option grants, the Committee has historically recommended to the Fortis Board of Directors the grant of equity awards on a predetermined annual schedule. We do not have the authority to grant option awards. Accordingly, in 2024, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2024 held by the NEOs. For presentation purposes, fractional units have been rounded to the nearest whole unit.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)		(c)	(d)		(e)
Linda H. Apsey	16,882	(2)	$701,771	—		$—
	29,373	(3)	1,221,031	—		—
	20,200	(4)	839,697	82,818	(5)	3,442,731
	19,886	(6)	826,657	79,544	(7)	3,306,629

Gretchen L. Holloway	5,765	(2)	239,657	—		—
	10,031	(3)	416,994	—		—
	6,829	(4)	283,901	28,002	(5)	1,164,031
	6,658	(6)	276,780	26,633	(7)	1,107,120
	14,854	(8)	617,448	—		—

Brian Slocum	4,372	(2)	181,730	—		—
	7,607	(3)	316,204	—		—
	5,354	(4)	222,576	21,953	(5)	912,591
	5,575	(6)	231,761	22,301	(7)	927,043

Christine Mason Soneral	5,598	(2)	232,728	—		—
	9,741	(3)	404,915	—		—
	6,567	(4)	272,995	26,926	(5)	1,119,299
	6,402	(6)	266,147	25,609	(7)	1,064,586

Krista Tanner	5,067	(2)	210,637	—		—
	8,816	(3)	366,476	—		—
	6,118	(4)	254,316	25,083	(5)	1,042,710
	6,486	(6)	269,609	25,943	(7)	1,078,434
____________________________
(1)Value was determined by multiplying the number of units that have not vested by the closing price of Common Shares on the NYSE as of December 31, 2024 ($41.57).
(2)These unvested SBUs were granted in 2022 and vested on January 1, 2025. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(3)These unvested PBUs were granted in 2022 and earned with respect to the applicable performance measures during the three-year performance period started January 1, 2022 and ended December 31, 2024. These PBU numbers include the original grant plus dividend equivalent units earned. Such PBUs vested on January 1, 2025, and the Committee certified the achievement of 87% of the applicable performance goals on February 4, 2025.
(4)These unvested SBUs were granted in 2023 and vest on January 1, 2026. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(5)These unvested PBUs were granted in 2023 and generally vest on January 1, 2026. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.

(6)These unvested SBUs were granted in 2024 and generally vest on January 1, 2027. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(7)These unvested PBUs were granted in 2024 and generally vest on January 1, 2027. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
(8)These unvested SBUs were granted in 2024 and vest on August 1, 2027 and August 1, 2028. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
The 2022 and 2023 PBU grants made to NEOs were made pursuant to the Executive Omnibus Plan and the 2022 and 2023 SBU grants made to NEOs were made pursuant to the Fortis Inc. 2020 Restricted Share Unit Plan. The 2024 PBU and SBU grants made to NEOs were made pursuant to the Fortis Inc. Omnibus Equity Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.
Stock Vested
The following table provides information with respect to SBUs and PBUs held by the NEOs that vested during 2024:

Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value of Shares or Units of Stock Realized on Vesting ($) (1)
(a)	(b)		(c)
Linda H. Apsey	19,130	(2)	$812,828
	56,246	(3)	2,389,902

Gretchen L. Holloway	6,559	(2)	278,702
	19,286	(3)	819,475

Brian Slocum	1,879	(2)	79,832
	5,525	(3)	234,747

Christine Mason Soneral	6,370	(2)	270,646
	18,728	(3)	795,769

Krista Tanner	5,654	(2)	240,251
	16,625	(3)	706,415
____________________________
(1)Value is based on the 5-day volume weighted average price of common stock on the Toronto Stock Exchange on the vesting date, converted from Canadian Dollars to US Dollars using the “Applicable Exchange Rate” defined in the Executive Omnibus Plan and Fortis Inc. 2020 Restricted Share Unit Plan, which was $42.49.
(2)Amounts reported reflect the vesting of SBUs granted January 1, 2021 and associated dividend equivalent units.
(3)Amounts reported reflect the vesting of PBUs granted January 1, 2021 and associated dividend equivalent units. The award contains performance conditions established by the Committee. The performance period ended on December 31, 2023. The Committee certified the achievement of 147% of the applicable performance goals on January 29, 2024.

Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.
Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	30.59	$562,830	N/A
	ESRP Shift	N/A	39,810	N/A
	Total Qualified Plan		602,640	N/A
	ESRP	21.83	2,928,215	N/A

Gretchen L. Holloway	Cash Balance Component	20.95	379,842	N/A
	Total Qualified Plan		379,842	N/A
	ESRP	9.91	731,074	N/A

Brian Slocum	Cash Balance Component	21.56	377,411	N/A
	Total Qualified Plan		377,411	N/A
	ESRP	13.91	594,361	N/A

Christine Mason Soneral	Cash Balance Component	17.29	387,645	N/A
	Total Qualified Plan		387,645	N/A
	ESRP	17.29	1,128,407	N/A

Krista Tanner	Cash Balance Component	10.14	210,612	N/A
	Total Qualified Plan		210,612	N/A
	ESRP	10.14	575,395	N/A
____________________________
(1)    Credited service is estimated as of December 31, 2024 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.
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
(2)    The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2024 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits are payable as an annuity only, not as a lump sum, and/or may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2024. The rate at which future expected benefit payments were discounted in calculating present values was 5.76%, the same rate used for fiscal year-end 2024 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 4.04% for 2025 and 4.50% thereafter.
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
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the compensation limit of the Qualified Plan ($345,000 in 2024). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.
Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.
Mses. Apsey, Holloway, Mason Soneral and Tanner and Mr. Slocum are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2024 is approximately $586,000, Ms. Holloway’s is approximately $419,000, Mr. Slocum’s is approximately $424,000, Ms. Mason Soneral’s is approximately $418,000, Ms. Tanner’s is approximately $231,000.
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
Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2024, although previous shifts have continued to earn interest credits. As of year-end 2024, her ESRP shift balance was approximately $41,000.

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
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted and confers certain tax advantages to the NEOs and us. As of December 31, 2024, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$3,048,752
Ms. Holloway	806,527
Mr. Slocum	667,589
Ms. Mason Soneral	1,217,833
Ms. Tanner	630,361
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.
Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 75% of their salary and 100% of their bonus, and deferral elections may change annually. Investment earnings are based on the various investment options available under the plan and are selected by the individual NEOs (which selections NEOs may change at any time). Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Slocum enrolled for the 2024 plan year and elected to have 10% of his 2024 salary deferred into the plan. During the enrollment for the 2023 plan year, Mr. Slocum elected to defer 35% of his bonus earned in 2023 and paid in 2024. The following table reports amounts contributed in 2024, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2024, under the plan. For the year ended December 31, 2024, the investment options available under the plan generated annual returns ranging from 4.7% to 42.6%.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End (2)
Brian Slocum	$145,997	$—	$146,180	$—	$1,215,256
____________________________
(1)The amounts reported in this column for each NEO are reflected as compensation to such NEO in the Summary Compensation Table.
(2)Includes the total market value of deferred compensation program balance at December 31, 2024.

Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into an employment agreement with Ms. Apsey in December 2012 which superseded the employment agreement then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. In February 2019, we entered into an employment agreement with Ms. Tanner which superseded her employment agreement then in effect. In February 2022, we entered into an employment agreement with Mr. Slocum which superseded his employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2024.
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
•eligibility to continue coverage under our active medical, dental and vision plans subject to applicable COBRA rules; if such coverage is elected, we will reimburse the NEO for the shorter of 18 months (12 months for Mr. Slocum and Ms. Tanner), or until the NEO becomes eligible for coverage under another employer-sponsored group plan, in an amount equal to our periodic cost of such coverage for other executives, plus a tax gross-up amount;
•outplacement services for up to two years; and
•in addition, if we terminate our Postretirement Welfare Plan and, by application of the provisions described in the prior sentence, any of these NEOs would otherwise be entitled to retiree welfare benefits, we will establish other coverage for the NEO or the NEO will receive a cash payment equal to our cost of providing such benefits, in order to assist the NEO in obtaining other retiree welfare benefits.
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

Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2024.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,872,000	$4,375,163	$—	$—
Target Short-term Bonus	—	—	—	—	936,000	936,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	1,684,800	1,684,800	—	—
Service-Based Unit Awards (5)	2,368,125	—	2,368,125	2,368,125	2,368,125	2,368,125
Performance-Based Unit Awards (6)	4,553,726	—	4,553,726	4,736,179	4,553,726	4,553,726
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	24,807
ESRP	—	—	—	—	—	120,537
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	96,605	96,605	—	—
Postretirement Welfare Plan (7)	598,624	598,624	598,624	598,624	598,624	—
Total Payout:	$7,520,475	$598,624	$11,198,880	$13,884,496	$8,456,475	$8,003,195

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$895,400	$2,115,155	$—	$—
Target Short-term Bonus	—	—	—	—	447,700	447,700
Pro Rata Short-term (Annual) Incentive Comp	—	—	805,860	805,860	—	—
Service-Based Unit Awards (5)	—	—	487,343	1,417,786	1,417,786	1,417,786
Performance-Based Unit Awards (6)	—	—	563,067	1,600,684	1,538,374	1,538,374
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	39,202
ESRP	—	—	—	—	—	75,453
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	96,605	96,605	—	—
Total Payout:	$—	$—	$2,873,275	$6,061,090	$3,403,860	$3,518,515

Brian Slocum - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$937,200	$1,520,671	$—	$—
Target Short-term Bonus	—	—	—	—	351,450	351,450
Pro Rata Short-term (Annual) Incentive Comp	—	—	632,610	632,610	—	—
Service-Based Unit Awards (5)	—	—	225,637	636,067	636,067	636,067
Performance-Based Unit Awards (6)	—	—	451,285	1,272,141	1,224,892	1,224,892
280G Cutback	—	—	—	(501,870)	—	—
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	46,499
ESRP	—	—	—	—	—	73,228
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	64,403	64,403	—	—
Total Payout:	$—	$—	$2,336,135	$3,649,022	$2,212,409	$2,332,136

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$861,000	$2,042,436	$—	$—
Target Short-term Bonus	—	—	—	—	430,500	430,500
Pro Rata Short-term (Annual) Incentive Comp	—	—	774,900	774,900	—	—
Service-Based Unit Awards (5)	—	—	270,712	771,870	771,870	771,870
Performance-Based Unit Awards (6)	—	—	541,431	1,543,713	1,483,208	1,483,208
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	30,721
ESRP	—	—	—	—	—	89,426
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	96,605	96,605	—	—
Total Payout:	$—	$—	$2,569,648	$5,254,524	$2,685,578	$2,805,725

Krista Tanner - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,070,000	$2,139,935	$—	$—
Target Short-term Bonus	—	—	—	—	535,000	535,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	963,000	963,000	—	—
Service-Based Unit Awards (5)	—	—	259,414	734,561	399,838	399,838
Performance-Based Unit Awards (6)	—	—	518,832	1,469,094	763,149	763,149
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	20,119
ESRP	—	—	—	—	—	54,966
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	64,365	64,365	—	—
Total Payout:	$—	$—	$2,900,611	$5,395,955	$1,697,987	$1,773,072
____________________________
(1)Scenarios reflect the value of severance for qualifying terminations. For Ms. Apsey, the value of the Postretirement Welfare Plan is additionally included where applicable. The Pension Benefits Table assumes that none of the NEOs are terminated prior to retirement age and that benefits are paid once retirement commences (age 58 is assumed). All other accrued pension benefits have not been included in these termination scenarios but can be found in the “Pension Benefits Table.” The Nonqualified Deferred Compensation has also not been included in these termination scenarios but can be found in the “Nonqualified Deferred Compensation” section.
(2)Upon any termination of employment, benefits that are accrued but unpaid prior to that event are paid. These benefits are assumed to be $0 in the above tables.
(3)Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Mr. Slocum would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, cutbacks in the amount of $501,870 (Mr. Slocum) have been reflected.
(4)In the event of termination for death (pre-retirement), the Qualified Plan benefits of Mses. Apsey, Holloway, Mason Soneral and Tanner and Mr. Slocum are payable immediately to the surviving spouse or designated beneficiary if not married and ESRP benefits are payable to a designated beneficiary.
(5)Under the Fortis Inc. 2020 Restricted Share Unit Plan and the Fortis Inc. Omnibus Equity Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date that is immediately prior to the effective date of the consummation of the transaction resulting from the Change of Control if the holder is not granted a Replacement Award. In the case of Death, Disability or, for SBUs granted prior to 2023, Retirement termination and, in each case, 15 years or more of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed vested and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. In the case of Death, Disability or, for SBUs granted prior to 2023, Retirement termination and less than 15 years of service with the Company or its Affiliates, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the continued service through the first and second anniversaries of the grant, earning 1/3 or 2/3 of the original award and redeemable on the date of the death or on the date on which the grantee’s service is terminated due to Disability or Retirement. For the SBUs granted in 2023 and later, in the case of Death or Disability termination, outstanding and unvested

SBU awards and respective dividend equivalents shall be deemed vested and redeemable on the date of Death or on the date on which the grantee’s service is terminated due to Disability, with the number of SBUs that vest pro-rated to reflect the period of service from grant date to termination if the NEO has less than 15 years of service with the Company or its Affiliates. For the SBUs granted in 2023 and later, in the case of Retirement termination, outstanding and unvested SBU awards and respective dividend equivalents will remain outstanding and shall vest on the SBU Vesting Date, with the number of SBUs that vest on the SBU Vesting Date pro-rated to reflect the period of service from grant date to termination if the NEO has less than 15 years of service with the Company or its Affiliates. For SBU awards granted in 2023 and later, in the case of Involuntary Without Cause termination, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the SBU Vesting Date. In the case of Cause, Voluntary Termination and, for SBU awards granted prior to 2023, Involuntary Termination Without Cause, outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to be forfeited.
(6)Under the Executive Omnibus Plan and the Fortis Inc. Omnibus Equity Plan, outstanding and unvested PBU awards and respective dividend equivalents shall become redeemable on the Change of Control Redemption Date under a Change in Control if the holder is not granted a Replacement Award. In the case of Death, Disability or Retirement termination and, in each case, 15 years or more of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. In the case of Death, Disability or Retirement termination and, in each case, less than 15 years of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on (a) for PBU awards granted prior to 2023, the anniversary date of the grant, and the grantee will receive, (i) one-third of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the one-year anniversary of the PBU Grant Date and before the two-year anniversary of the PBU Grant Date, and (ii) two-thirds of the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained an employee through the PBU Vesting Date shall be deemed to have vested on the PBU Vesting Date if termination occurred on or after the two-year anniversary of the PBU Grant Date but before the PBU Vesting Date and (b) for PBU awards granted in 2023 or later, the period served from grant date to termination and redeemable on the PBU Vesting Date. For the PBU awards granted in 2023 or later, in the case of Involuntary Without Cause termination, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the PBU Vesting Date. Values shown in the tables above are based on target performance for the 2023 and 2024 awards as an estimate of potential payments and actual performance of 87% for the 2022 awards. In the case of Cause, Voluntary Termination and, for PBU awards granted in 2022 due to Involuntary Termination Without Cause, outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to be forfeited.
(7)The value of the Postretirement Welfare Plan benefit is included in all scenarios other than death (pre-retirement) for Ms. Apsey since she has met the retirement eligibility terms of the plan. Postretirement Welfare Benefits is assumed to commence at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 5.86%, the same rate used for fiscal year-end 2024 accounting disclosure of the Postretirement Welfare Plan.
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

For 2024, our last completed fiscal year:
the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $188,846; and
the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $5,388,526.
Based on this information, Ms. Apsey’s 2024 annual total compensation was estimated to be 29 times the median annual total compensation for all employees, other than Ms. Apsey.
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
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2024.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
(a)	(b)	(h)
Leanne M. Bell	$155,000	$155,000
Robert A. Elliott	175,000	175,000
Geoffrey S. Chatas	23,680	23,680
Debora Frodl	167,500	167,500
Ronnie Hawkins, Jr.	155,000	155,000
David G. Hutchens	155,000	155,000
James P. Laurito	155,000	155,000
Jocelyn H. Perry	155,000	155,000
Sandra E. Pierce	210,000	210,000
Kevin L. Prust	155,000	155,000
A. Douglas Rothwell	162,500	162,500
Brian C. Walker	23,680	23,680
____________________________
(1)Includes annual Board retainer and committee chairmanship retainer, as well as a chairperson fee (for Ms. Pierce only). The retainers for Messrs. Chatas and Walker reflect their service on our Board of Directors from their appointments in November 2024 through December 31, 2024.
Directors who are employees of the Company do not receive separate compensation for their services as a director. All non-employee directors are compensated under our non-employee director compensation policy, pursuant to which they are paid an annual cash retainer of $155,000. In addition, we pay an additional cash retainer of $20,000 annually to the chair of each Board committee and $55,000 annually to our chairperson. We do not pay per-meeting fees under the policy. Non-employee directors are reimbursed for their out-of-pocket expenses incurred for the performance of their duties as directors.

We maintain a Director Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only non-employee directors of the Company are eligible to participate in this plan. Directors are allowed to defer up to 100% of their annual board compensation. Investment earnings are based on the various investment options available under the plan and are selected by the individual directors. Distributions will be made when the director ceases to serve on the Board and/or ceases to provide other non-employee consulting services to the Company or any Fortis entity. None of the directors participated in this plan in 2024.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2025, except as otherwise indicated, by:
•each of our current directors;
•each of the persons named in the “Summary Compensation Table” under Item 11; and
•all current directors and executive officers as a group.
The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2025 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Company Shares Beneficially Owned (#)	Percent of Class (%)	Number of Fortis shares Beneficially Owned (#)	Percent of Class (%)
Linda H. Apsey	—	—	53,889	*
Gretchen L. Holloway	—	—	8,903	*
Brian Slocum	—	—	5,042	*
Christine Mason Soneral	—	—	—	—
Krista Tanner	—	—	10,693	*
Simon Whitelocke	—	—	8,959	*
Leanne M. Bell	—	—	—	—
Geoffrey S. Chatas	—	—	—	—
Robert A. Elliott	—	—	—	—
Debora Frodl	—	—	—	—
Ronnie Hawkins	—	—	—	—
David G. Hutchens	—	—	127,963	*
James P. Laurito	—	—	19,503	*
Jocelyn H. Perry	—	—	262,292	*
Sandra E. Pierce	—	—	—	—
Kevin L. Prust	—	—	500	*
A. Douglas Rothwell	—	—	—	—
Brian C. Walker	—	—	—	—
All current directors and executive officers as a group (18 persons)	—	—%	497,744	*
* Less than one percent
ITC Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2024, there were no securities authorized for issuance under any compensation plans of ITC Holdings.

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
DIRECTOR INDEPENDENCE
Based on the absence of any material relationship between them and us, other than their capacities as directors, the Board has determined that Mmes. Bell, Frodl and Pierce and Messrs. Elliott, Hawkins, Jr., Laurito, Prust, and Rothwell are “independent” as defined in the Shareholders Agreement. In addition, our Board has determined that, as the committees are currently constituted, a majority of the members of the Audit and Risk Committee are “independent” as required in its charter. None of the directors determined to be independent is or ever has been employed by us.
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
Mr. Elliott served on the board of directors of UNS Energy Corporation, a wholly-owned subsidiary of FortisUS. When determining Mr. Elliott’s independence, the board and shareholders agreed to waive the requirements set forth in the definition of independent director under the Shareholders Agreement which states that a director is not and during the three years prior to being designated as a director of the Company has not served as a director of FortisUS or any of its affiliates.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2024 and 2023:

	2024	2023
Audit fees (1)	$2,459,000	$2,377,000
Audit-related fees (2)	67,000	113,000
Tax fees (3)	12,000	7,000
All other fees (4)	11,000	14,000
Total fees	$2,549,000	$2,511,000
____________________________
(1)    Audit fees were for professional services rendered for the audit of our consolidated financial statements and internal controls and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filing engagements.
(2)    Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “audit fees.” These services include the audit of our employee benefit plans and services provided in connection with certain debt related reporting.
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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2024 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2024 and 2023
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
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

3.1	Restated Articles of Incorporation of ITC Holdings Corp. (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2016)

**3.2	Eleventh Amended and Restated Bylaws of ITC Holdings Corp.

4.3	Indenture, dated as of July 16, 2003, between ITC Holdings Corp. and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

4.55
Eleventh Supplemental Indenture, dated as of July 19, 2021, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on August 3, 2021)

4.56
Ninth Supplemental Indenture, dated as of November 5, 2021, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 2.93% First Mortgage Bonds, Series I, due 2052 and Form of 2.93% First Mortgage Bonds, Series J, due 2052) (filed with Registrant’s Form 8-K on January 14, 2022)

4.57
Twelfth Supplemental Indenture, dated as of August 2, 2022, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (including Form of 3.87% First Mortgage Bonds, Series K due 2027 and Form of 4.53% First Mortgage Bonds, Series L due 2052) (filed with Registrant’s Form 8-K on October 12, 2022)

4.58
Sixth Supplemental Indenture, dated as of September 22, 2022, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 4.950% Notes due 2027) (filed with the Registrant’s Form 8-K on September 22, 2022)

4.59
Seventh Supplemental Indenture, dated as of June 1, 2023, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 5.400% Notes due 2033) (filed with the Registrant’s Form 8-K on June 1, 2023)

4.60
Twelfth Supplemental Indenture, dated as of October 9, 2023, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on November 1, 2023)

4.61
Tenth Supplemental Indenture, dated as of December 13, 2023, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 5.11% First Mortgage Bonds, Series K, due 2029 and Form of 5.38% First Mortgage Bonds, Series L, due 2034) (filed with the Registrant’s Form 8-K on January 23, 2024)

4.62
Eighth Supplemental Indenture, dated as of May 9, 2024, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (including Form of 5.650% Notes due 2034) (filed with Registrant’s Form 8-K on May 9, 2024)

4.63
Thirteenth Supplemental Indenture, dated as of October 3, 2024, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K on December 10, 2024)

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

*10.217	2024 Omnibus Plan, effective January 1, 2024 (filed with Registrant's Form 10-K for the year ended December 31, 2023)

*10.218	Letter Agreement between ITC Holdings Corp. and Linda H. Apsey, effective as of July 17, 2024 (filed with the Registrant’s 10-Q for the quarter ended September 30, 2024)

*10.219	Employment Agreement between ITC Holdings Corp. and Krista K. Tanner, effective as of July 17, 2024 (filed with the Registrant’s 10-Q for the quarter ended September 30, 2024)

*10.220	Letter Agreement, dated as of August 1, 2024, between ITC Holdings Corp. and Gretchen Holloway (filed with Registrant’s 10-Q for the quarter ended September 30, 2024)

**10.221
Amendment No.1 to Revolving Credit Agreement, dated as of December 16, 2024, among ITC Holdings Corp., ITC Midwest LLC, ITC Great Plains, LLC, Michigan Electric Transmission Company, LLC and International Transmission Company, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent.

**19	ITC Holdings Corp. Insider Trading Policies and Procedures

**21	List of Subsidiaries

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	Inline XBRL Taxonomy Extension Definition Database

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

**104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions of USD, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$16	$325
Accounts receivable from subsidiaries	20	21
Intercompany tax receivable from subsidiaries	21	19
Prepaid and other current assets	5	1
Total current assets	62	366
Other assets
Investment in subsidiaries	6,872	6,431
Deferred income taxes	65	66
Other assets	136	125
Total other assets	7,073	6,622
TOTAL ASSETS	$7,135	$6,988
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued compensation	$57	$59
Accrued interest	34	38
Debt maturing within one year	—	400
Other current liabilities	17	14
Total current liabilities	108	511
Accrued pension and postretirement liabilities	39	42
Long-term debt (net of deferred financing fees and discount of $22 and $22, respectively)	3,878	3,478
Other liabilities	113	95
TOTAL LIABILITIES	4,138	4,126
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2024 and 2023	892	892
Retained earnings	2,077	1,941
Accumulated other comprehensive income	28	29
Total stockholder’s equity	2,997	2,862
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,135	$6,988
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Other (expenses) income, net	$13	$13	$(5)
General and administrative expense	(11)	(10)	(8)
Taxes other than income taxes	(1)	—	—
Interest expense, net	(175)	(161)	(135)
LOSS BEFORE INCOME TAXES	(174)	(158)	(148)
INCOME TAX BENEFIT	(46)	(29)	(35)
LOSS AFTER TAXES	(128)	(129)	(113)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	612	592	555
NET INCOME	484	463	442
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments (net of tax of $(1), $1 and $12, respectively)	(1)	2	29
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1)	2	29
TOTAL COMPREHENSIVE INCOME	$483	$465	$471
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$484	$463	$442
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(612)	(592)	(555)
Dividends from subsidiaries	60	128	88
Deferred and other income taxes	(99)	(90)	(41)
Net intercompany tax payments from subsidiaries	101	113	82
Share-based compensation	4	6	3
Other	(10)	4	50
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	1	(2)	2
Intercompany tax receivable from subsidiaries	(2)	7	(10)
Accrued compensation	(3)	(4)	(13)
Other current and non-current assets and liabilities, net	5	6	2
Net cash (used in) provided by operating activities	(71)	39	50
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(189)	(58)	(58)
Return of capital from subsidiaries	295	223	185
Proceeds from repayment of advances to subsidiaries	—	4	50
Other	4	—	2
Net cash provided by investing activities	110	169	179
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net	399	799	600
Borrowings under revolving credit agreements	—	16	89
Net repayment of commercial paper	—	(134)	(21)
Repayment of long-term debt	(400)	(250)	(500)
Repayments of revolving credit agreements	—	(26)	(118)
Dividends to ITC Investment Holdings	(343)	(283)	(273)
Other	(4)	(7)	(6)
Net cash (used in) provided by financing activities	(348)	115	(229)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(309)	323	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326	3	3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$17	$326	$3
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our Revolving Credit Agreement. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2024 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “investment in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2024, the maturities of our debt outstanding were as follows:

(In millions of USD)
2025	$—
2026	400
2027	1,400
2028	—
2029	—
2030 and thereafter	2,100
Total	$3,900
See Note 9 to the consolidated financial statements for additional information on the ITC Holdings Senior Notes, the ITC Holdings Notes, the ITC Holdings Revolving Credit Agreement, the ITC Holdings commercial paper program and the ITC Holdings derivative instruments and hedging activities.
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings long-term debt and debt maturing within one year was $3,806 million and $3,792 million at December 31, 2024 and 2023, respectively. The total book value of the ITC Holdings long-term debt and debt maturing within one year, net of discount and deferred financing fees, was $3,878 million at December 31, 2024 and 2023. These fair values of the ITC Holdings long-term debt and debt maturing within one year represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements.
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
Periodically, we pay dividends to ITC Investment Holdings as shown in the condensed statements of cash flows. Additionally, we may receive dividends and return of capital from our subsidiaries and may make equity contributions to our subsidiaries as shown in the condensed statements of cash flows.
We are the plan sponsor for a pension plan, other postretirement plans and a defined contribution plan discussed in Note 11 to the consolidated financial statements. The benefits-related expenses recorded by our subsidiaries result from the inclusion of benefit costs as a component of the total charge for services performed by our employees under the cost assignment and allocation methods used by us and our subsidiaries.
We may enter into intercompany loan agreements with our subsidiaries. The total of these intercompany loan advances or repayments is presented as a net cash outflow or inflow from investing activities in the condensed statements of cash flows. We received principal and interest payments of $4 million and less than $1 million for the years ended December 31, 2023 and 2022, respectively, from subsidiaries associated with intercompany loans. There were no intercompany loans outstanding at December 31, 2024 and 2023.
Intercompany Tax Sharing Arrangement
We file consolidated income tax returns that include our affiliates, which are taxed as a corporation for federal and Michigan income tax purposes. We operate under an intercompany tax sharing arrangement with our subsidiaries and as a result may receive or pay federal and state income tax based on their stand-alone company tax positions. The total of these tax payments is presented as a net cash outflow or inflow from operating activities in the condensed statements of cash flows. Other reconciling items between the parent company and the consolidated tax liabilities are presented as deferred and other income taxes in the adjustments to reconcile net income to net cash provided by operating activities.
4.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed statements of financial position that sum to the total of the same such amounts shown in the condensed statements of cash flows:

	December 31,
(In millions of USD)	2024	2023	2022
Cash and cash equivalents	$16	$325	$2
Restricted cash included in other non-current assets	1	1	1
Total cash, cash equivalents and restricted cash	$17	$326	$3
Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2024	2023	2022
Interest paid	$176	$150	$121
Income taxes paid (a)	54	49	11
____________________________
(a)Includes amounts paid to ITC Investment Holdings under a tax sharing agreement. Payments made directly to certain state jurisdictions were $1 million for the year ended December 31, 2024 and less than $1 million for each of the years ended December 31, 2023 and 2022.

ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2025.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA H. APSEY	Chief Executive Officer	February 13, 2025
Linda H. Apsey	(principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 13, 2025
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ SANDRA E. PIERCE	Director and Chairman	February 13, 2025
Sandra E. Pierce

/s/ LEANNE M. BELL	Director	February 13, 2025
Leanne M. Bell

/s/ GEOFFREY CHATAS	Director	February 13, 2025
Geoffrey Chatas

/s/ ROBERT A. ELLIOTT	Director	February 13, 2025
Robert A. Elliott

/s/ DEBORA M. FRODL	Director	February 13, 2025
Debora M. Frodl

/s/ RONNIE D. HAWKINS, JR	Director	February 13, 2025
Ronnie D. Hawkins, Jr

/s/ DAVID G. HUTCHENS	Director	February 13, 2025
David G. Hutchens

/s/ JAMES P. LAURITO	Director	February 13, 2025
James P. Laurito

/s/ JOCELYN H. PERRY	Director	February 13, 2025
Jocelyn H. Perry

/s/ KEVIN L. PRUST	Director	February 13, 2025
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 13, 2025
A. Douglas Rothwell

/s/ BRIAN WALKER	Director	February 13, 2025
Brian Walker