Form 10-Q
period 2025-03-31
ITC Holdings Corp.
filed 2025-05-07
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of May 6, 2025.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2025

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
•“GIC” are references to GIC Private Limited;
•“Initial Complaint” are references to a November 2013 complaint to the FERC under Section 206 of the Federal Power Act regarding the base ROE;
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
•“PBU” are references to a performance-based unit;
•“ROE” are references to return on equity;
•“ROFR” are references to right of first refusal;
•“RTO” are references to Regional Transmission Organizations;
•“SBU” are references to a service-based unit;
•“SEC” are references to the Securities and Exchange Commission;
•“Second Complaint” are references to an additional complaint filed on February 12, 2015 with the FERC under Section 206 of the Federal Power Act regarding the base ROE;
•“SPP” are references to Southwest Power Pool, Inc., a FERC-approved RTO which oversees the operation of the bulk power transmission system for a substantial portion of the South Central United States, and of which ITC Great Plains is a member;
•“TO” are references to transmission owner; and
•“USD” are references to the United States dollar.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(In millions of USD, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$3	$19
Accounts receivable	154	160
Inventory	78	78
Regulatory assets	22	21
Prepaid and other current assets	28	23
Total current assets	285	301
Property, plant and equipment (net of accumulated depreciation and amortization of $2,762 and $2,715, respectively)	12,396	12,129
Other assets
Goodwill	950	950
Regulatory assets	227	187
Other assets	152	154
Total other assets	1,329	1,291
TOTAL ASSETS	$14,010	$13,721
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$134	$142
Accrued compensation	44	57
Accrued interest	86	77
Accrued taxes	59	77
Regulatory liabilities	56	67
Refundable deposits and advances for construction	36	44
Debt maturing within one year	70	—
Other current liabilities	14	20
Total current liabilities	499	484
Accrued pension and postretirement liabilities	38	39
Deferred income taxes	1,550	1,521
Regulatory liabilities	732	729
Long-term debt	8,097	7,892
Other liabilities	49	62
Commitments and contingent liabilities (Notes 5 and 12)
TOTAL LIABILITIES	10,965	10,727
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding	892	892
Retained earnings	2,128	2,074
Accumulated other comprehensive income	25	28
Total stockholder’s equity	3,045	2,994
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,010	$13,721
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions of USD)	2025	2024
OPERATING REVENUES
Transmission and other services	$397	$366
Formula Rate true-up	43	42
Total operating revenues	440	408
OPERATING EXPENSES
Operation and maintenance	29	27
General and administrative	40	33
Depreciation and amortization	84	81
Taxes other than income taxes	45	41
Total operating expenses	198	182
OPERATING INCOME	242	226
OTHER EXPENSES (INCOME)
Interest expense, net	89	83
Allowance for equity funds used during construction	(10)	(11)
Other expenses (income), net	(2)	(6)
Total other expenses (income)	77	66
INCOME BEFORE INCOME TAXES	165	160
INCOME TAX PROVISION	38	37
NET INCOME	127	123
OTHER COMPREHENSIVE LOSS
Derivative instruments, net of tax	(3)	(1)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(3)	(1)
TOTAL COMPREHENSIVE INCOME	$124	$122
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	123	—	123
Dividends to ITC Investment Holdings	—	(86)	—	(86)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, MARCH 31, 2024	$892	$1,970	$28	$2,890

BALANCE, DECEMBER 31, 2024	$892	$2,074	$28	$2,994
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(73)	—	(73)
Other comprehensive loss, net of tax	—	—	(3)	(3)
BALANCE, MARCH 31, 2025	$892	$2,128	$25	$3,045
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions of USD)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84	81
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(47)	(44)
Deferred income tax expense	25	22
Allowance for equity funds used during construction	(10)	(11)
Share-based compensation	9	2
Other	(2)	(3)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	4	(2)
Accounts payable	(5)	1
Accrued compensation	(8)	(16)
Accrued interest	9	17
Accrued taxes	(18)	(18)
Other current and non-current assets and liabilities, net	(22)	(10)
Net cash provided by operating activities	146	142
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(354)	(264)
Other	5	1
Net cash used in investing activities	(349)	(263)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	—	235
Borrowings under revolving credit agreement	435	158
Net issuances of commercial paper	70	—
Repayments of revolving credit agreement	(231)	(290)
Dividends to ITC Investment Holdings	(73)	(86)
Refundable deposits from generators for transmission network upgrades	5	1
Repayments of refundable deposits from generators for transmission network upgrades	(20)	(4)
Other	1	(1)
Net cash provided by financing activities	187	13
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16)	(108)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	27	333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$11	$225
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
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2024 included in ITC Holdings’ annual report on Form 10-K for such period.
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Enhancements to Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance modifying the disclosure requirements for income tax. This update is intended to provide investors information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Notable changes in the new guidance include disaggregation of income tax information by jurisdiction and changes to the presentation of information for the reconciliation of effective tax rates. We have adopted this new authoritative guidance effective January 1, 2025 and it will be reflected in our 2025 annual consolidated financial statements. We do not expect a material impact to our annual disclosures.
Recently Issued Pronouncements
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
Transmission service revenue includes an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of transmission network load (for the MISO Regulated Operating Subsidiaries) and preliminary information provided by billing agents. Due to the seasonal fluctuations of actual load, the unbilled revenue amount generally increases during the spring and summer and decreases during the fall and winter. See Note 4 for balances of unbilled accounts receivable.
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
Other Services
Other services revenue consists of rental revenues, easement revenues and amounts from providing ancillary services relating to customer-owned plant assets. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for each of the three months ended March 31, 2025 and 2024 was $1 million.
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	March 31,	December 31,
(In millions of USD)	2025	2024
Trade accounts receivable	$9	$2
Unbilled accounts receivable	122	135
Other	23	23
Total accounts receivable	$154	$160
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
The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See Note 12 for details on the MISO ROE Complaints.
The cost-based Formula Rates at our Regulated Operating Subsidiaries include a true-up mechanism that compares the actual revenue requirements of our Regulated Operating Subsidiaries to their billed revenues for each year to determine any over- or under-collection of revenue requirements. Revenue is recognized for services provided during each reporting period based on actual revenue requirements calculated using the formula. Our Regulated Operating Subsidiaries accrue or defer revenues to the extent that the actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. The amount of accrued or deferred revenues is reflected in future revenue requirements and thus flows through to customer bills within two years under the provisions of our Formula Rates. This annual true-up ensures that our Regulated Operating Subsidiaries recover their allowed costs and earn their authorized returns while also ensuring that our customers pay the actual revenue requirement. We do not earn a return on the balance of regulatory assets for revenue accruals. Interest is accrued on the principal amounts of the revenue accruals and deferrals. The accrued interest is subject to rate recovery along with the principal amount of the revenue accrual or subject to refund through rates along with the principal amount of revenue deferrals in future periods.
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2025:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2024	$(8)
Net refund of 2023 revenue deferrals and accruals, including accrued interest	5
Net revenue accruals, including accrued interest	42
Net regulatory assets as of March 31, 2025	$39
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	March 31,	December 31,
(In millions of USD)	2025	2024
Current regulatory assets	$22	$21
Non-current regulatory assets	65	26
Current regulatory liabilities	(34)	(40)
Non-current regulatory liabilities	(14)	(15)
Net regulatory assets (liabilities)	$39	$(8)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of March 31, 2025, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
Prior to the issuance of the October 2024 Order, the authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.77% and was composed of a base ROE of 10.02% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. Based on the October 2024 Order, the authorized ROE used by the MISO Regulated Operating Subsidiaries was revised to 10.73% and is composed of a base ROE of 9.98% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation. See Note 12 for a discussion regarding the October 2024 Order and the related aggregate refund liability.
ITC Great Plains
The authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
6.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of March 31, 2025, ITC Holdings had $70 million of commercial paper, net of discount, issued and outstanding under the program, with a weighted average interest rate of 4.62% and weighted average remaining days to maturity of 15 days. The amount outstanding as of March 31, 2025 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s revolving credit agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
Revolving Credit Agreement
At March 31, 2025, we had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$350	$73	$277	5.62%	0.175%
ITCTransmission	175	119	56	5.37%	0.100%
METC	175	127	48	5.37%	0.100%
ITC Midwest	225	66	159	5.37%	0.100%
ITC Great Plains	75	66	9	5.37%	0.100%
Total	$1,000	$451	$549
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

Derivative Instruments and Hedging Activities
We use derivative financial instruments to manage our exposure to fluctuations in interest rates. The following derivative instruments qualified for cash flow hedge accounting treatment. The contracts are used to manage interest rate risk associated with forecasted debt issuances at ITC Holdings.

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Term (In years)	Effective Date
Outstanding derivative instruments
Interest rate swaps	$305	3.63%	5	Q2 2026
After March 31, 2025, ITC Holdings entered into interest rate swaps with notional amounts of $175 million, increasing the notional amount of outstanding interest rate swaps to $480 million and reducing the weighted average fixed rate to 3.55%. The contracts manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings. The interest rate swaps are expected to qualify for cash flow hedge accounting treatment.
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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended
	March 31,
(In millions of USD)	2025	2024
Service cost	$2	$2
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net periodic benefit cost	$2	$2
The components of net pension cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”).

Net postretirement benefit plan cost, by component, was as follows:

	Three Months Ended
	March 31,
(In millions of USD)	2025	2024
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of unrecognized gain	(1)	(1)
Net postretirement cost	$—	$—
The components of net postretirement cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $3 million for each of the three months ended March 31, 2025 and 2024.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between levels.
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at March 31, 2025, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$2	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	13	—	—
Interest rate swap derivatives	—	2	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	2	—
Total	$57	$—	$—

Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	4	—
Total	$58	$4	$—
The investments recorded within cash and cash equivalents and other long-term assets include investments held in a trust associated with our supplemental benefit plans described in Note 7 and certain deferred compensation plan investments. The mutual funds we own are publicly traded and are recorded at fair value based on observable trades for identical securities in an active market. Changes in the observed trading prices and liquidity of money market funds are monitored as additional support for determining fair value. Gains and losses for all mutual fund investments are recorded in other expenses (income), net in the condensed consolidated statements of comprehensive income.
The assets and liabilities related to derivatives consist of interest rate swaps as discussed in Note 6. The fair value of these derivatives is determined based on a discounted cash flow method using the Secured Overnight Financing Rate, which are observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2025 and 2024.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt, excluding borrowings on the revolving credit agreement, was $6,998 million and $6,918 million at March 31, 2025 and December 31, 2024, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt, net of discount and deferred financing fees and excluding borrowings on the revolving credit agreement, was $7,646 million and $7,645 million at March 31, 2025 and December 31, 2024, respectively.
Revolving Credit Agreement
At March 31, 2025 and December 31, 2024, we had a consolidated total of $451 million and $247 million, respectively, outstanding under our revolving credit agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments including cash and cash equivalents and commercial paper, approximates their fair value due to the short-term nature of these instruments.

9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended
	March 31,
(In millions of USD)	2025	2024
Balance at the beginning of period	$28	$29
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $— and $—, respectively) (a)	—	(1)
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $(1) and $—, respectively)	(3)	—
Total other comprehensive loss, net of tax	(3)	(1)
Balance at the end of period	$25	$28
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2026 is expected to be approximately $5 million (net of tax of $2 million).
10.    SHARE-BASED COMPENSATION
In 2025, 347,387 PBUs and 275,643 SBUs were granted pursuant to our long-term incentive plans. The aggregate fair value of all outstanding PBUs and SBUs as of March 31, 2025 was $46 million and $36 million, respectively. At March 31, 2025, the unrecognized compensation cost related to the PBUs and SBUs was $22 million and $18 million, respectively.
11.    RELATED PARTY TRANSACTIONS
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

	March 31,	December 31,
(In millions of USD)	2025	2024
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$1	$1
Net income tax receivable from ITC Investment Holdings (a)	3	—
Net income tax payable to ITC Investment Holdings (b)	—	7
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.
(b)Recorded in accrued taxes on the condensed consolidated statements of financial position.

	Three Months Ended
	March 31,
(In millions of USD)	2025	2024
Statements of comprehensive income activity:
Billed from Fortis and Fortis affiliates (a)	$4	$4
Billed to Fortis and Fortis affiliates (b)	1	2
____________________________
(a)Recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income.
(b)Recorded as an offset to general and administrative expenses in the condensed consolidated statements of comprehensive income.
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

Rate of Return on Equity Complaints
Two complaints were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. The complaints were filed under Section 206 of the Federal Power Act requesting that the FERC find the MISO regional base ROE rate (the “base ROE”) for all MISO TOs, including our MISO Regulated Operating Subsidiaries, to no longer be just and reasonable.
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
October 2024 Order
On October 17, 2024, in response to the August 2022 D.C. Circuit Court decision, the FERC issued the October 2024 Order that revised the methodology used to determine base ROE put forth in the May 2020 Order. In this order, the FERC removed the use of the risk premium model from the calculation, while maintaining other modifications to the methodology as described in previous orders on the MISO ROE Complaints. By applying the revised methodology, the FERC determined that the base ROE for the Initial

Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the order by December 1, 2025. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. Certain MISO TOs, including us, filed a request for rehearing on November 18, 2024 and filed an appeal of the order with the D.C. Circuit Court on January 31, 2025. The request for rehearing and appeal primarily focused on the prospective refund period and the related interest. On March 25, 2025, the FERC issued an order addressing requests for rehearing that made no changes to the October 2024 Order, including the required refunds from September 28, 2016 to the October 2024 Order. The FERC further rejected the MISO TOs’ request that the FERC decline to award interest on any refunds that it ordered the MISO TOs to pay. The timing of the appeal proceedings at the D.C. Circuit Court are unknown.
During the three months ended March 31, 2025, we made refund settlement payments of $6 million in accordance with the refund provisions of the order. As of March 31, 2025 and December 31, 2024, the aggregate refund liability was $21 million and $27 million, respectively, and included interest of $5 million and $6 million, respectively.
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

	March 31,		December 31,
(In millions of USD)	2025	2024	2024	2023
Cash and cash equivalents	$3	$220	$19	$328
Restricted cash included in other non-current assets	8	5	8	5
Total cash, cash equivalents and restricted cash	$11	$225	$27	$333
Supplementary Cash Flows Information

	Three Months Ended
	March 31,
(In millions of USD)	2025	2024
Interest paid (net of interest capitalized)	$80	$65
Income taxes paid to ITC Investment Holdings	23	23
Income taxes paid to state jurisdictions	1	—
Non-cash investing and financing activities:
Additions to property, plant and equipment (a)	135	97
Allowance for equity funds used during construction	10	11
Other	4	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2025 or 2024, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

14.    SEGMENT INFORMATION
We identify reportable segments based on factors including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended March 31, 2025
Statements of comprehensive income activity
Operating revenues	$449	$—	$(9)	$440
Depreciation and amortization	84	—	—	84
Interest expense, net	45	44	—	89
Other segment items (a)	104	7	(9)	102
Income (loss) before income taxes	216	(51)	—	165
Income tax provision (benefit)	52	(14)	—	38
Subsidiary net earnings	—	164	(164)	—
Net income	164	127	(164)	127
Cash flows from investing activities
Capital expenditures	339	—	15	354
As of March 31, 2025
Statements of financial position activity
Property, plant and equipment, net	12,389	7	—	12,396
Goodwill	950	—	—	950
Total assets (b)	13,860	7,309	(7,159)	14,010

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended March 31, 2024
Statements of comprehensive income activity
Operating revenues	$418	$—	$(10)	$408
Depreciation and amortization	81	—	—	81
Interest expense, net	41	42	—	83
Other segment items (a)	96	(2)	(10)	84
Income (loss) before income taxes	200	(40)	—	160
Income tax provision (benefit)	48	(11)	—	37
Subsidiary net earnings	—	152	(152)	—
Net income	152	123	(152)	123
Cash flows from investing activities
Capital expenditures	247	—	17	264
As of December 31, 2024
Statements of financial position activity
Property, plant and equipment, net	12,122	7	—	12,129
Goodwill	950	—	—	950
Total assets (b)	13,556	7,135	(6,970)	13,721
____________________________
(a)Other segment items includes taxes other than income taxes, general and administrative expense, operation and maintenance expense, allowance for equity funds used during construction and other expense and income items.
(b)Reconciliation of total assets results primarily from differences in the netting of deferred tax assets and liabilities in our segments as compared to the classification in the condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, forecasted capital expenditures, dividend payments, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information available at the time such statements are made. All statements, other than statements of historical fact, included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely,” “could,” “might,” “target,” “would,” “plan,” “potential,” “continue,” “should,” “predict,” “seeks,” and the negative of these terms, and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2024 and those included in or modified by this report or our other reports filed with the SEC from time to time:
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
•Natural disasters, severe weather and other related phenomena, including those due to climate change, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Significant matters that influenced our financial condition, results of operations and cash flows for the three months ended March 31, 2025 or that may affect future results include:
•Our capital expenditures of $354 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2025, as described below under “— Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 6 to the condensed consolidated interim financial statements;
•Rulings from the Iowa Supreme Court and Iowa District Court for Polk County on ROFR proceedings, as described below under “ — Recent Developments;”
•The October 2024 Order as described in Note 12 to the condensed consolidated interim financial statements; and
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy, as described in Note 5 to the condensed consolidated interim financial statements.
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
On July 5, 2024, the Iowa Supreme Court granted a motion filed by ITC Midwest requesting a stay of the injunction issued by the district court while the district court’s orders are appealed. LS Power Midcontinent, LLC and Southwest Transmission, LLC requested quorum review of the stay of the injunction. On August 7, 2024, the Iowa Supreme Court vacated the stay and reinstated the injunction. Oral argument before the Iowa Supreme Court was held on April 16, 2025.

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
Revenue Accruals and Deferrals — Effects of Monthly Network Peak Loads
For our MISO Regulated Operating Subsidiaries, monthly network peak loads are used for billing network revenues, which currently is the largest component of our operating revenues. One of the primary factors that impacts the revenue accruals and deferrals at our MISO Regulated Operating Subsidiaries is actual monthly network peak loads experienced as compared to those forecasted in establishing the annual network transmission rate. Under their cost-based Formula Rates that contain a true-up mechanism, our MISO Regulated Operating Subsidiaries accrue or defer revenues to the extent that their actual revenue requirement for the reporting period is higher or lower, respectively, than the amounts billed relating to that reporting period. These revenue accruals and deferrals are recorded to the condensed consolidated statements of financial position within regulatory assets or regulatory liabilities, respectively. See Note 5 to the condensed consolidated interim financial statements for additional information on our Formula Rates. Although monthly network peak loads do not impact operating revenues recognized, network load affects the timing of our cash flows from transmission service. The monthly network peak load of our MISO Regulated Operating Subsidiaries is generally impacted by weather, economic conditions and other significant factors, and is seasonally shaped with higher load in the summer months when cooling demand is higher. We are unable to predict the possible future impacts of weather, economic conditions and other factors on monthly network peak loads at our MISO Regulated Operating Subsidiaries.
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of March 31, 2025, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million. See Note 5 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that have impacted base ROE and may impact future rates for incentive adders and base ROE.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. In response to these challenges, we have increased levels of certain materials and supplies inventories over time to help reduce risks related to global supply chain constraints. We continue to monitor and evaluate the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities. Recently announced changes and proposed changes to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over tariffs and their potential impacts on the cost of goods, inflation, recession and slowing growth. As such, we continue to monitor and evaluate the potential impacts of these changes and measures, including the imposition of new or revised tariffs, on our business and operations. It is not currently possible to predict the impact of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our forecasted capital expenditures for the years 2025 through 2029 or our long-term financial condition, results of operations and cash flows. However, we do not currently expect a significant financial impact in 2025.
We are also monitoring and evaluating the potential impact of various executive orders issued by the U.S. government, including the executive orders entitled “Reducing Anti-Competitive Regulatory Barriers” and “Zero-Based Regulatory Budgeting to Unleash American Energy,” on our business, including potential impacts to our financial condition, results of operations and cash flows.
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
The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(In millions of USD)	March 31, 2025	2025 — 2029
Expenditures for property, plant and equipment (a)	$354	$5,837
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
After the development of our five-year capital expenditure plan, we identified certain incremental investment opportunities that we expect to be additive to our forecasted capital expenditures for the years 2025 through

2029. However, we do not anticipate related capital expenditures will result in a material increase to the scope of our overall forecast for this period.
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
Results of Operations

	Three Months Ended			Percentage
	March 31,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$397	$366	$31	8%
Formula Rate true-up	43	42	1	2%
Total operating revenues	440	408	32	8%
OPERATING EXPENSES
Operation and maintenance	29	27	2	7%
General and administrative	40	33	7	21%
Depreciation and amortization	84	81	3	4%
Taxes other than income taxes	45	41	4	10%
Total operating expenses	198	182	16	9%
OPERATING INCOME	242	226	16	7%
OTHER EXPENSES (INCOME)
Interest expense, net	89	83	6	7%
Allowance for equity funds used during construction	(10)	(11)	1	9%
Other expenses (income), net	(2)	(6)	4	67%
Total other expenses (income)	77	66	11	17%
INCOME BEFORE INCOME TAXES	165	160	5	3%
INCOME TAX PROVISION	38	37	1	3%
NET INCOME	$127	$123	$4	3%
Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended March 31, 2025 and 2024, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

						Percentage
	2025		2024		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$313	71%	$292	72%	$21	7%
Regional cost sharing revenues (a)	110	25%	100	25%	10	10%
Point-to-point	9	2%	6	1%	3	50%
Scheduling, control and dispatch (a)	4	1%	5	1%	(1)	(20)%
Other	4	1%	5	1%	(1)	(20)%
Total	$440	100%	$408	100%	$32	8%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three months ended March 31, 2025 increased compared to the same period in 2024 primarily due to higher rate base associated with higher balances of property, plant and equipment and resulting return. Other contributors included increased recoverable operating expenses.

Operating Expenses
General and administrative
General and administrative expense increased during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher share-based compensation expense.
Liquidity and Capital Resources
We expect to maintain our approach of funding our future capital requirements with cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program and amounts available under our revolving credit agreement (the terms of which are described in Note 6 to the condensed consolidated interim financial statements). In addition, we may secure fixed debt funding in the capital markets, although we can provide no assurance that we will be able to obtain financing on favorable terms or at all. As market conditions warrant, we may also from time to time repurchase debt securities issued by us in the open market, in privately negotiated transactions, by tender offer or otherwise. We expect that our capital requirements will arise principally from our need to:
•Fund capital expenditures at our Regulated Operating Subsidiaries. Our plans with regard to property, plant and equipment investments are described in detail above under “ — Capital Investment and Operating Results Trends.”
•Fund our debt service requirements, including principal repayments and periodic interest payments.
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 5 and 12 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2024. There have been no material changes to that information since December 31, 2024 other than the items described in Note 6 to the condensed consolidated interim financial statements.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program, amounts available under our revolving credit agreement, and long-term debt financing, as needed. As of March 31, 2025, we had consolidated indebtedness under our revolving credit agreement of $451 million, with unused capacity of $549 million. ITC Holdings had $70 million of commercial paper issued and outstanding as of March 31, 2025, with the ability to issue an additional $330 million under the commercial paper program. See Note 6 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreement.
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

Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. Additional information related to our credit ratings and outlook reported by rating agencies is included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2024. On March 3, 2025, S&P Global increased the debt ratings for each of our Regulated Operating Subsidiaries to A+ with a negative outlook.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2025, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreement may increase.
Cash Flows

	Three Months Ended			Percentage
	March 31,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$146	$142	$4	3%
Investing activities	(349)	(263)	86	33%
Financing activities	187	13	174	1,338%
Net decrease in cash, cash equivalents and restricted cash	$(16)	$(108)
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $34 million during the three months ended March 31, 2025 compared to the same period in 2024. This increase was partially offset by an increase in interest paid of $15 million, an increase in refunds paid, excluding interest, related to the October 2024 Order of $5 million, an increase in property taxes paid of $4 million, a decrease in interest income of $4 million and timing differences in various receipts and payments during the three months ended March 31, 2025 compared to the same period in 2024.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the three months ended March 31, 2025 compared to the same period in 2024.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to an increase in net borrowings under our revolving credit agreement of $336 million, an increase in net issuances of commercial paper of $70 million and a decrease in dividend payments of $13 million during the three months ended March 31, 2025 compared to the same period in 2024. This increase was partially offset by a decrease in issuances of long-term debt of $235 million and a net increase of repayments of refundable deposits from generators for transmission network upgrades of $12 million during the three months ended March 31, 2025 compared to the same period in 2024.

Critical Accounting Estimates
The condensed consolidated interim financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated interim financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies requires judgments regarding future events.
These estimates and judgments, in and of themselves, could materially impact the condensed consolidated interim financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment.
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2024 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2025.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated interim financial statements for information related to recently issued FASB guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2024, we are subject to: (1) interest rate risk on our fixed rate debt, revolving credit agreement and derivative instruments and hedging activities; (2) commodity price risk from market price fluctuations; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. During the three months ended March 31, 2025, there were no material changes in these risks, other than as described below.
Interest Rate Risk
Commercial Paper
At March 31, 2025, ITC Holdings had $70 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. At December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in annual interest rates for commercial paper compared to the weighted average interest rates in effect at March 31, 2025 would increase or decrease annual interest expense, net by less than $1 million, at levels consistent with amounts issued and outstanding at the end of the period.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors set forth therein.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 6, 2025

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)