Form 10-Q
period 2025-06-30
ITC Holdings Corp.
filed 2025-08-01
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of July 31, 2025.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended June 30, 2025

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
•“IUC” are references to the Iowa Utilities Commission;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30,	December 31,
(In millions of USD, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$14	$19
Accounts receivable	217	160
Inventory	80	78
Regulatory assets	24	21
Prepaid and other current assets	28	23
Total current assets	363	301
Property, plant and equipment (net of accumulated depreciation and amortization of $2,803 and $2,715, respectively)	12,648	12,129
Other assets
Goodwill	950	950
Regulatory assets	222	187
Other assets	155	154
Total other assets	1,327	1,291
TOTAL ASSETS	$14,338	$13,721
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$138	$142
Accrued compensation	55	57
Accrued interest	76	77
Accrued taxes	87	77
Regulatory liabilities	49	67
Refundable deposits and advances for construction	40	44
Debt maturing within one year	614	—
Other current liabilities	24	20
Total current liabilities	1,083	484
Accrued pension and postretirement liabilities	38	39
Deferred income taxes	1,585	1,521
Regulatory liabilities	738	729
Long-term debt	7,721	7,892
Other liabilities	61	62
Commitments and contingent liabilities (Notes 5 and 12)
TOTAL LIABILITIES	11,226	10,727
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding	892	892
Retained earnings	2,199	2,074
Accumulated other comprehensive income	21	28
Total stockholder’s equity	3,112	2,994
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,338	$13,721
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2025	2024	2025	2024
OPERATING REVENUES
Transmission and other services	$451	$424	$848	$790
Formula Rate true-up	(7)	(19)	36	23
Total operating revenues	444	405	884	813
OPERATING EXPENSES
Operation and maintenance	30	27	59	54
General and administrative	34	26	74	59
Depreciation and amortization	86	81	170	162
Taxes other than income taxes	47	40	92	81
Other operating expenses (income), net	—	(1)	—	(1)
Total operating expenses	197	173	395	355
OPERATING INCOME	247	232	489	458
OTHER EXPENSES (INCOME)
Interest expense, net	91	86	180	169
Allowance for equity funds used during construction	(10)	(11)	(20)	(22)
Other expenses (income), net	(3)	(7)	(5)	(13)
Total other expenses (income)	78	68	155	134
INCOME BEFORE INCOME TAXES	169	164	334	324
INCOME TAX PROVISION	42	38	80	75
NET INCOME	127	126	254	249
OTHER COMPREHENSIVE LOSS
Derivative instruments, net of tax	(4)	(2)	(7)	(3)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(4)	(2)	(7)	(3)
TOTAL COMPREHENSIVE INCOME	$123	$124	$247	$246
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	123	—	123
Dividends to ITC Investment Holdings	—	(86)	—	(86)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, MARCH 31, 2024	892	1,970	28	2,890
Net income	—	126	—	126
Dividends to ITC Investment Holdings	—	(76)	—	(76)
Other comprehensive loss, net of tax	—	—	(2)	(2)
BALANCE, JUNE 30, 2024	$892	$2,020	$26	$2,938

BALANCE, DECEMBER 31, 2024	$892	$2,074	$28	$2,994
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(73)	—	(73)
Other comprehensive loss, net of tax	—	—	(3)	(3)
BALANCE, MARCH 31, 2025	892	2,128	25	3,045
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(56)	—	(56)
Other comprehensive loss, net of tax	—	—	(4)	(4)
BALANCE, JUNE 30, 2025	$892	$2,199	$21	$3,112
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions of USD)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	170	162
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(46)	(27)
Deferred income tax expense	56	45
Allowance for equity funds used during construction	(20)	(22)
Share-based compensation	16	5
Other	(3)	(11)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(66)	(58)
Accounts payable	3	5
Accrued compensation	(2)	(12)
Accrued interest	(1)	8
Accrued taxes	10	8
Other current and non-current assets and liabilities, net	(25)	(16)
Net cash provided by operating activities	346	336
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(657)	(491)
Other	4	(6)
Net cash used in investing activities	(653)	(497)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	—	634
Borrowings under revolving credit agreement	754	455
Net issuances of commercial paper	215	—
Repayments of long-term debt	—	(450)
Repayments of revolving credit agreement	(529)	(477)
Dividends to ITC Investment Holdings	(129)	(162)
Refundable deposits from generators for transmission network upgrades	13	1
Repayments of refundable deposits from generators for transmission network upgrades	(22)	(15)
Other	1	(4)
Net cash provided by (used in) financing activities	303	(18)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4)	(179)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	27	333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$23	$154
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
Recently Issued Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued authoritative guidance requiring public entities to, on an annual and interim basis, disaggregate certain income statement expense captions into specified categories within the footnotes to the financial statements. This update is intended to provide investors with more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. The guidance requires disclosure which disaggregates, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following expenses: purchases of inventory; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include amounts that are already required to be disclosed under current GAAP, as applicable. The guidance also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the total amount of an entity’s selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis, with retrospective application and early adoption permitted. We are evaluating the impact of the new guidance on our disclosures.
3.    REVENUE
Transmission Services
Through our Regulated Operating Subsidiaries, we generate nearly all our revenue from providing electric transmission services over our transmission systems. As independent transmission companies, our transmission services are provided and revenues are received based on our tariffs, as approved by the FERC. We recognize revenue for transmission services over time as transmission services are provided to customers (generally using an output measure of progress based on transmission load delivered). Customers simultaneously receive and consume the benefits provided by our Regulated Operating Subsidiaries’ services. We recognize revenue in the amount to which we have the right to invoice because we have a right to consideration in an amount that corresponds directly with the value to the customer of performance completed to date. As billing agents, MISO and SPP independently bill our customers on a monthly basis and collect fees for the use of our transmission systems. No component of the transaction price is allocated to unsatisfied performance obligations.
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
Other Services
Other services revenue consists of rental revenues, easement revenues and amounts from providing ancillary services relating to customer-owned plant assets. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for each of the three months ended June 30, 2025 and 2024 was $1 million. Total other services revenue for the six months ended June 30, 2025 and 2024 was $1 million and $2 million, respectively.
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	June 30,	December 31,
(In millions of USD)	2025	2024
Trade accounts receivable	$9	$2
Unbilled accounts receivable	190	135
Other	18	23
Total accounts receivable	$217	$160

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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the six months ended June 30, 2025:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2024	$(8)
Net refund of 2023 revenue deferrals and accruals, including accrued interest	10
Net revenue accruals, including accrued interest	36
Net regulatory assets as of June 30, 2025	$38

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	June 30,	December 31,
(In millions of USD)	2025	2024
Current regulatory assets	$24	$21
Non-current regulatory assets	58	26
Current regulatory liabilities	(28)	(40)
Non-current regulatory liabilities	(16)	(15)
Net regulatory assets (liabilities)	$38	$(8)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of June 30, 2025, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
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
6.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of June 30, 2025, ITC Holdings had $215 million of commercial paper, net of discount, issued and outstanding under the program, with a weighted average interest rate of 4.62% and weighted average remaining days to maturity of 24 days. The amount outstanding as of June 30, 2025 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s revolving credit agreement may be used to repay commercial paper issued pursuant to the commercial paper program.

Revolving Credit Agreement
At June 30, 2025, we had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$350	$—	$350	—%	0.175%
ITCTransmission	175	136	39	5.36%	0.100%
METC	215	168	47	5.36%	0.100%
ITC Midwest	185	103	82	5.36%	0.100%
ITC Great Plains	75	66	9	5.36%	0.100%
Total	$1,000	$473	$527
____________________________
(a)Represents the current borrowing sublimit. Individual sublimits may be adjusted, subject to certain individual sublimits and the aggregate limit under the revolving credit agreement not to exceed $1 billion. In June 2025, we adjusted our current borrowing sublimits, which resulted in an increase to METC of $40 million and a decrease to ITC Midwest of $40 million.
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

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Term (In years)	Effective Date
Outstanding derivative instruments
Interest rate swaps	$560	3.54%	5	Q2 2026
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

Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2025	2024	2025	2024
Service cost	$2	$2	$4	$4
Interest cost	2	2	4	4
Expected return on plan assets	(2)	(2)	(4)	(4)
Net periodic benefit cost	$2	$2	$4	$4
The components of net pension cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2025	2024	2025	2024
Service cost	$2	$2	$4	$4
Interest cost	2	2	3	3
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of unrecognized gain	(2)	(2)	(3)	(3)
Net postretirement cost	$—	$—	$—	$—
The components of net postretirement cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2 million for each of the three months ended June 30, 2025 and 2024 and $5 million for each of the six months ended June 30, 2025 and 2024.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at June 30, 2025, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$2	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	14	—	—
Interest rate swap derivatives	—	1	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	5	—
Total	$58	$(4)	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	4	—
Total	$58	$4	$—
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
The assets and liabilities related to derivatives consist of interest rate swaps as discussed in Note 6. The fair value of these derivatives is determined based on a discounted cash flow method using the Secured Overnight Financing Rate, which is observable at commonly quoted intervals.
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and six months ended June 30, 2025 and 2024.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the revolving credit agreement and commercial paper, was $6,989 million and $6,918 million at June 30, 2025 and December 31, 2024, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the revolving credit agreement and commercial paper, was $7,647 million and $7,645 million at June 30, 2025 and December 31, 2024, respectively.
Revolving Credit Agreement
At June 30, 2025 and December 31, 2024, we had a consolidated total of $473 million and $247 million, respectively, outstanding under our revolving credit agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments including cash and cash equivalents and commercial paper, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2025	2024	2025	2024
Balance at the beginning of period	$25	$28	$28	$29
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $(1), $—, $(1) and $—, respectively) (a)	(1)	—	(1)	(1)
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $(1), $(1), $(2) and $(1), respectively)	(3)	(2)	(6)	(2)
Total other comprehensive loss, net of tax	(4)	(2)	(7)	(3)
Balance at the end of period	$21	$26	$21	$26
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending June 30, 2026 is expected to be approximately $5 million (net of tax of $2 million).
10.    SHARE-BASED COMPENSATION
In 2025, 347,387 PBUs and 275,643 SBUs were granted pursuant to our long-term incentive plans. The aggregate fair value of all outstanding PBUs and SBUs as of June 30, 2025 was $53 million and $37 million, respectively. At June 30, 2025, the unrecognized compensation cost related to the PBUs and SBUs was $22 million and $16 million, respectively.
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

	June 30,	December 31,
(In millions of USD)	2025	2024
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$1	$1
Net income tax receivable from ITC Investment Holdings (a)	3	—
Net income tax payable to ITC Investment Holdings (b)	—	7
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.
(b)Recorded in accrued taxes on the condensed consolidated statements of financial position.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of USD)	2025	2024	2025	2024
Statements of comprehensive income activity:
Billed from Fortis and Fortis affiliates (a)	$5	$4	$9	$8
Billed to Fortis and Fortis affiliates (b)	1	1	2	3
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
During the six months ended June 30, 2025, we made refund settlement payments of $6 million in accordance with the refund provisions of the order. As of June 30, 2025 and December 31, 2024, the aggregate refund liability was $21 million and $27 million, respectively, and included interest of $5 million and $6 million, respectively.
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

	June 30,		December 31,
(In millions of USD)	2025	2024	2024	2023
Cash and cash equivalents	$14	$147	$19	$328
Restricted cash included in other non-current assets	9	7	8	5
Total cash, cash equivalents and restricted cash	$23	$154	$27	$333

Supplementary Cash Flows Information

	Six Months Ended
	June 30,
(In millions of USD)	2025	2024
Interest paid (net of interest capitalized)	$182	$159
Income taxes paid to ITC Investment Holdings	33	40
Income taxes paid to state jurisdictions	1	—
Non-cash investing and financing activities:
Additions to property, plant and equipment (a)	138	115
Allowance for equity funds used during construction	20	22
Other	6	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of June 30, 2025 or 2024, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

14.    SEGMENT INFORMATION
We identify reportable segments based on factors including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended June 30, 2025
Statements of comprehensive income activity
Operating revenues	$453	$—	$(9)	$444
Depreciation and amortization	86	—	—	86
Interest expense, net	45	46	—	91
Other segment items (a)	101	6	(9)	98
Income (loss) before income taxes	221	(52)	—	169
Income tax provision (benefit)	54	(12)	—	42
Subsidiary net earnings	—	167	(167)	—
Net income	167	127	(167)	127
Six Months Ended June 30, 2025
Statements of comprehensive income activity
Operating revenues	$902	$—	$(18)	$884
Depreciation and amortization	170	—	—	170
Interest expense, net	90	90	—	180
Other segment items (a)	205	13	(18)	200
Income (loss) before income taxes	437	(103)	—	334
Income tax provision (benefit)	106	(26)	—	80
Subsidiary net earnings	—	331	(331)	—
Net income	331	254	(331)	254
Statements of cash flows activity
Expenditures for property, plant and equipment	648	—	9	657
As of June 30, 2025
Statements of financial position balances
Property, plant and equipment, net	12,641	7	—	12,648
Goodwill	950	—	—	950
Total assets (b)	14,177	7,463	(7,302)	14,338

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended June 30, 2024
Statements of comprehensive income activity
Operating revenues	$415	$—	$(10)	$405
Depreciation and amortization	81	—	—	81
Interest expense, net	42	44	—	86
Other segment items (a)	86	(2)	(10)	74
Income (loss) before income taxes	206	(42)	—	164
Income tax provision (benefit)	50	(12)	—	38
Subsidiary net earnings	—	156	(156)	—
Net income	156	126	(156)	126
Six Months Ended June 30, 2024
Statements of comprehensive income activity
Operating revenues	$833	$—	$(20)	$813
Depreciation and amortization	162	—	—	162
Interest expense, net	83	86	—	169
Other segment items (a)	182	(4)	(20)	158
Income (loss) before income taxes	406	(82)	—	324
Income tax provision (benefit)	98	(23)	—	75
Subsidiary net earnings	—	308	(308)	—
Net income	308	249	(308)	249
Statements of cash flows activity
Expenditures for property, plant and equipment	479	—	12	491
As of December 31, 2024
Statements of financial position balances
Property, plant and equipment, net	12,122	7	—	12,129
Goodwill	950	—	—	950
Total assets (b)	13,556	7,135	(6,970)	13,721
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
Overview
ITC Holdings and our Regulated Operating Subsidiaries provide safe and reliable electric transmission service to connect consumers to more sustainable and cost-effective energy resources. Our Regulated Operating Subsidiaries continue to make investments in a modernized grid to maintain reliability and accommodate future demands as lifestyles and the economy become increasingly dependent on electricity.
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
Significant matters that influenced our financial condition, results of operations and cash flows for the six months ended June 30, 2025 or that may affect future results include:
•Our capital expenditures of $657 million at our Regulated Operating Subsidiaries during the six months ended June 30, 2025, as described below under “— Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 6 to the condensed consolidated interim financial statements;
•The Iowa courts’ rulings on ROFR proceedings, as described below under “ — Recent Developments;”
•The October 2024 Order and subsequent request for rehearing and appeal as described in Note 12 to the condensed consolidated interim financial statements; and
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy, as described in Note 5 to the condensed consolidated interim financial statements.
Recent Developments
Iowa Courts’ Rulings on Right of First Refusal and First Tranche of MISO’s LRTP
In 2020, the State of Iowa enacted a state law that granted incumbent Iowa electric transmission owners, including ITC Midwest, a ROFR to construct, own and maintain certain electric transmission assets in the state. On October 14, 2020, LS Power Midcontinent, LLC and Southwest Transmission, LLC sued the IUC and several individual defendants, seeking a judgment that the ROFR provisions violated the Iowa Constitution and requesting a temporary injunction of the ROFR until the case was resolved. The case was dismissed in district court based on the plaintiffs’ lack of standing in the case and the court of appeals later affirmed the district court’s ruling.
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
On December 4, 2023, the Iowa District Court for Polk County issued a decision finding that the manner in which Iowa’s ROFR statute was passed is unconstitutional. The court did not make any determination on the merits of the ROFR itself. The district court issued a permanent injunction preventing ITC Midwest and others from taking further action to construct the first tranche of Iowa’s LRTP projects in reliance on the ROFR. However, the district court ordered that the injunction does not prohibit ITC Midwest from seeking approval from the IUC to construct projects included in the first tranche of LRTP, so long as the approval is unrelated to a claim under the ROFR statute. ITC Midwest has filed for reconsideration of the district court’s decision with respect to the scope of the injunction. On March 19, 2024, the district court issued an order denying all motions for reconsideration of its decision. ITC Midwest appealed this order on April 17, 2024.
On July 5, 2024, the Iowa Supreme Court granted a motion filed by ITC Midwest requesting a stay of the injunction issued by the district court while the district court’s orders are appealed. LS Power Midcontinent, LLC and Southwest Transmission, LLC requested quorum review of the stay of the injunction. On August 7, 2024, the Iowa Supreme Court vacated the stay and reinstated the injunction. On May 30, 2025, the Iowa Supreme Court issued an order denying ITC Midwest’s appeal and affirming the permanent injunction.
On May 28, 2024, MISO confirmed commencement of a variance analysis process on the grounds that there was an inability to construct a portion of the first tranche of MISO’s LRTP projects in Iowa due to the injunction imposed by the district court order. On August 29, 2024, MISO publicly posted the conclusion of the variance analysis whereby its Competitive Transmission Executive Committee, which maintains authority to oversee and implement variance analyses pursuant to the MISO tariff, reaffirmed MISO’s assignment of ownership and construction responsibility for the portion of the first tranche of MISO’s LRTP projects in Iowa to ITC Midwest and MidAmerican Energy Company. While the results of MISO’s variance analysis process allow ITC Midwest to move forward with development of its portion of the first tranche of MISO’s LRTP projects in Iowa, uncertainty remains around the ultimate resolution of these matters. On June 27, 2025, ITC Midwest filed a supplemental brief in response to a June 5, 2025 letter from the IUC requesting ITC Midwest to identify the basis upon which the IUC should proceed consistent with the Iowa Supreme Court’s May 30, 2025 decision. On July 22, 2025, in a hearing related to one of the projects assigned to ITC Midwest in Iowa in the first tranche of MISO’s LRTP, the IUC recognized MISO’s variance analysis as the proper remedy to the injunction which allows the continued development of these projects in Iowa.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of June 30, 2025, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million. See Note 5 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that have impacted base ROE and may impact future rates for incentive adders and base ROE.
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

The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Six Months Ended	Expenditures
(In millions of USD)	June 30, 2025	2025 — 2029
Expenditures for property, plant and equipment (a)	$657	$5,837
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
Results of Operations

	Three Months Ended			Percentage	Six Months Ended			Percentage
	June 30,		Increase	Increase	June 30,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$451	$424	$27	6%	$848	$790	$58	7%
Formula Rate true-up	(7)	(19)	12	63%	36	23	13	57%
Total operating revenues	444	405	39	10%	884	813	71	9%
OPERATING EXPENSES
Operation and maintenance	30	27	3	11%	59	54	5	9%
General and administrative	34	26	8	31%	74	59	15	25%
Depreciation and amortization	86	81	5	6%	170	162	8	5%
Taxes other than income taxes	47	40	7	18%	92	81	11	14%
Other operating expenses (income), net	—	(1)	1	100%	—	(1)	1	100%
Total operating expenses	197	173	24	14%	395	355	40	11%
OPERATING INCOME	247	232	15	6%	489	458	31	7%
OTHER EXPENSES (INCOME)
Interest expense, net	91	86	5	6%	180	169	11	7%
Allowance for equity funds used during construction	(10)	(11)	1	9%	(20)	(22)	2	9%
Other expenses (income), net	(3)	(7)	4	57%	(5)	(13)	8	62%
Total other expenses (income)	78	68	10	15%	155	134	21	16%
INCOME BEFORE INCOME TAXES	169	164	5	3%	334	324	10	3%
INCOME TAX PROVISION	42	38	4	11%	80	75	5	7%
NET INCOME	$127	$126	$1	1%	$254	$249	$5	2%

Operating Revenues
The following tables set forth the components of and changes in operating revenues for the three and six months ended June 30, 2025 and 2024, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

	Three Months Ended		Three Months Ended			Percentage
	June 30, 2025		June 30, 2024		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$310	70%	$284	70%	$26	9%
Regional cost sharing revenues (a)	109	25%	97	24%	12	12%
Point-to-point	6	1%	5	1%	1	20%
Scheduling, control and dispatch (a)	4	1%	5	1%	(1)	(20)%
Other	15	3%	14	4%	1	7%
Total	$444	100%	$405	100%	$39	10%

	Six Months Ended		Six Months Ended			Percentage
	June 30, 2025		June 30, 2024		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$623	70%	$576	71%	$47	8%
Regional cost sharing revenues (a)	219	25%	197	24%	22	11%
Point-to-point	15	2%	11	1%	4	36%
Scheduling, control and dispatch (a)	8	1%	10	1%	(2)	(20)%
Other	19	2%	19	3%	—	—%
Total	$884	100%	$813	100%	$71	9%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three and six months ended June 30, 2025 increased compared to the same periods in 2024 primarily due to higher rate base associated with higher balances of property, plant and equipment and resulting return. Other contributors included increased recoverable operating expenses.
Operating Expenses
General and administrative
General and administrative expense increased during the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to higher share-based compensation expense.
Taxes other than income taxes
Taxes other than income taxes increased during the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to an increase in property taxes as a result of expiring state tax exemptions in Kansas and additional plant in service.
Other Expenses (Income)
Other expenses (income), net
Other expenses (income), net increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a decrease in interest income.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program, amounts available under our revolving credit agreement, and long-term debt financing, as needed. As of June 30, 2025, we had consolidated indebtedness under our revolving credit agreement of $473 million, with unused capacity of $527 million. ITC Holdings had $215 million of commercial paper issued and outstanding as of June 30, 2025, with the ability to issue an additional $185 million under the commercial paper program. See Note 6 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreement.
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

Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of June 30, 2025, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreement may increase.
Cash Flows

	Six Months Ended			Percentage
	June 30,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$346	$336	$10	3%
Investing activities	(653)	(497)	156	31%
Financing activities	303	(18)	321	1,783%
Net decrease in cash, cash equivalents and restricted cash	$(4)	$(179)
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $48 million and a decrease in income taxes paid of $6 million during the six months ended June 30, 2025 compared to the same period in 2024. This increase was partially offset by an increase in interest paid of $23 million, a decrease in interest income of $8 million, an increase in property taxes paid of $7 million, and an increase in ROE refunds, excluding interest, related to the October 2024 Order of $5 million during the six months ended June 30, 2025 compared to the same period in 2024.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the six months ended June 30, 2025 compared to the same period in 2024.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to a decrease in repayments of long-term debt of $450 million, an increase in net borrowings under our revolving credit agreement of $247 million, an increase in net issuances of commercial paper of $215 million, a decrease in dividend payments of $33 million, and a decrease in net repayments of refundable deposits from generators for transmission network upgrades of $5 million during the six months ended June 30, 2025 compared to the same period in 2024. This increase was partially offset by a decrease in issuances of long-term debt of $634 million during the six months ended June 30, 2025 compared to the same period in 2024.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2024 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the six months ended June 30, 2025.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated interim financial statements for information related to recently issued FASB guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2024, we are subject to: (1) interest rate risk on our fixed rate debt, revolving credit agreement and derivative instruments and hedging activities; (2) commodity price risk from market price fluctuations; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. During the six months ended June 30, 2025, there were no material changes in these risks, other than as described below.
Interest Rate Risk
Commercial Paper
At June 30, 2025, ITC Holdings had $215 million of commercial paper issued and outstanding, net of discount, under the commercial paper program. At December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in annual interest rates for commercial paper compared to the weighted average interest rates in effect at June 30, 2025 would increase or decrease annual interest expense, net by $1 million, at levels consistent with amounts issued and outstanding at the end of the period.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 31, 2025

ITC HOLDINGS CORP.

By:	/s/ Linda H. Apsey
Linda H. Apsey
Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)