Form 10-Q
period 2025-09-30
ITC Holdings Corp.
filed 2025-11-04
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of November 3, 2025.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(In millions of USD, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$4	$19
Accounts receivable	164	160
Inventory	82	78
Regulatory assets	26	21
Prepaid and other current assets	31	23
Total current assets	307	301
Property, plant and equipment (net of accumulated depreciation and amortization of $2,860 and $2,715, respectively)	12,912	12,129
Other assets
Goodwill	950	950
Regulatory assets	193	187
Other assets	173	154
Total other assets	1,316	1,291
TOTAL ASSETS	$14,535	$13,721
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$137	$142
Accrued compensation	63	57
Accrued interest	87	77
Accrued taxes	47	77
Regulatory liabilities	37	67
Refundable deposits and advances for construction	49	44
Debt maturing within one year	601	—
Other current liabilities	28	20
Total current liabilities	1,049	484
Accrued pension and postretirement liabilities	38	39
Deferred income taxes	1,620	1,521
Regulatory liabilities	776	729
Long-term debt	7,739	7,892
Other liabilities	69	62
Commitments and contingent liabilities (Notes 5 and 12)
TOTAL LIABILITIES	11,291	10,727
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding	892	892
Retained earnings	2,332	2,074
Accumulated other comprehensive income	20	28
Total stockholder’s equity	3,244	2,994
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,535	$13,721
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2025	2024	2025	2024
OPERATING REVENUES
Transmission and other services	$515	$488	$1,363	$1,278
Formula Rate true-up	(61)	(80)	(25)	(57)
Total operating revenues	454	408	1,338	1,221
OPERATING EXPENSES
Operation and maintenance	36	30	95	84
General and administrative	37	30	111	89
Depreciation and amortization	88	80	258	242
Taxes other than income taxes	44	35	136	116
Other operating expenses (income), net	—	—	—	(1)
Total operating expenses	205	175	600	530
OPERATING INCOME	249	233	738	691
OTHER EXPENSES (INCOME)
Interest expense, net	92	88	272	257
Allowance for equity funds used during construction	(12)	(12)	(32)	(34)
Other expenses (income), net	(4)	(6)	(9)	(19)
Total other expenses (income)	76	70	231	204
INCOME BEFORE INCOME TAXES	173	163	507	487
INCOME TAX PROVISION	40	39	120	114
NET INCOME	133	124	387	373
OTHER COMPREHENSIVE LOSS
Derivative instruments, net of tax	(1)	—	(8)	(3)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(1)	—	(8)	(3)
TOTAL COMPREHENSIVE INCOME	$132	$124	$379	$370
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	123	—	123
Dividends to ITC Investment Holdings	—	(86)	—	(86)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, MARCH 31, 2024	892	1,970	28	2,890
Net income	—	126	—	126
Dividends to ITC Investment Holdings	—	(76)	—	(76)
Other comprehensive loss, net of tax	—	—	(2)	(2)
BALANCE, JUNE 30, 2024	892	2,020	26	2,938
Net income	—	124	—	124
Dividends to ITC Investment Holdings	—	(88)	—	(88)
BALANCE, SEPTEMBER 30, 2024	$892	$2,056	$26	$2,974

BALANCE, DECEMBER 31, 2024	$892	$2,074	$28	$2,994
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(73)	—	(73)
Other comprehensive loss, net of tax	—	—	(3)	(3)
BALANCE, MARCH 31, 2025	892	2,128	25	3,045
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(56)	—	(56)
Other comprehensive loss, net of tax	—	—	(4)	(4)
BALANCE, JUNE 30, 2025	892	2,199	21	3,112
Net income	—	133	—	133
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, SEPTEMBER 30, 2025	$892	$2,332	$20	$3,244
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions of USD)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$387	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	258	242
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	11	51
Deferred income tax expense	85	72
Allowance for equity funds used during construction	(32)	(34)
Share-based compensation	25	12
Other	(3)	(14)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(13)	(30)
Accounts payable	8	5
Accrued compensation	(3)	(13)
Accrued interest	10	4
Accrued taxes	(30)	(37)
Other current and non-current assets and liabilities, net	(36)	(14)
Net cash provided by operating activities	667	617
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(973)	(751)
Other	(1)	(9)
Net cash used in investing activities	(974)	(760)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	—	634
Borrowings under revolving credit agreement	1,167	841
Net issuances of commercial paper	202	—
Repayments of long-term debt	—	(450)
Repayments of revolving credit agreement	(925)	(814)
Dividends to ITC Investment Holdings	(129)	(250)
Refundable deposits from generators for transmission network upgrades	19	6
Repayments of refundable deposits from generators for transmission network upgrades	(22)	(17)
Other	—	(4)
Net cash provided by (used in) financing activities	312	(54)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5	(197)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	27	333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$32	$136
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
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued authoritative guidance which amends certain aspects of the accounting for and disclosure of software costs. This update is intended to modernize the guidance to reflect the software development approaches currently used. The guidance revises criteria for capitalizing internal software development costs by removing development stage guidance, introducing a probable-to-complete recognition threshold and requiring the resolution of significant development uncertainty before capitalization. The guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. Adoption is permitted on a prospective basis, a modified transition approach based on the status of in-process projects, or with retrospective application. Early adoption is permitted. We are evaluating the impact of the new guidance on our accounting and disclosures.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, amounts from providing ancillary services relating to customer-owned plant assets and generator interconnection annual maintenance fees. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for the three months ended September 30, 2025 and 2024 was $2 million and $1 million, respectively. Total other services revenue for the nine months ended September 30, 2025 and 2024 was $4 million and $3 million, respectively.

4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(In millions of USD)	2025	2024
Trade accounts receivable	$10	$2
Unbilled accounts receivable	139	135
Other	15	23
Total accounts receivable	$164	$160
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2025:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2024	$(8)
Net refund of 2023 revenue deferrals and accruals, including accrued interest	15
Net revenue deferrals, including accrued interest	(25)
Net accrued interest payable	(1)
Net regulatory liabilities as of September 30, 2025	$(19)
Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	September 30,	December 31,
(In millions of USD)	2025	2024
Current regulatory assets	$26	$21
Non-current regulatory assets	26	26
Current regulatory liabilities	(22)	(40)
Non-current regulatory liabilities	(49)	(15)
Net regulatory liabilities	$(19)	$(8)
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of September 30, 2025, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
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
6.    DEBT
ITC Holdings
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of September 30, 2025, ITC Holdings had $201 million of commercial paper, net of discount, issued and outstanding under the program, with a weighted average interest rate of 4.42% and weighted average remaining days to maturity of 35 days. The amount outstanding as of September 30, 2025 was classified as debt maturing within one year in the condensed consolidated statements of financial position. As of December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s revolving credit agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
Revolving Credit Agreement
At September 30, 2025, we had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$350	$—	$350	—%	0.175%
ITCTransmission	175	155	20	5.20%	0.100%
METC	215	148	67	5.20%	0.100%
ITC Midwest	185	123	62	5.20%	0.100%
ITC Great Plains	75	63	12	5.20%	0.100%
Total	$1,000	$489	$511
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

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Term (In years)	Effective Date
Outstanding derivative instruments
Interest rate swaps	$560	3.54%	5	Q2 2026
Interest rate swaps	145	3.47%	5	Q3 2027
Total	$705
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

“pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan.
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2025	2024	2025	2024
Service cost	$2	$2	$6	$6
Interest cost	1	1	5	5
Expected return on plan assets	(2)	(2)	(6)	(6)
Net periodic benefit cost	$1	$1	$5	$5
The components of net pension cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost/(credit), by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2025	2024	2025	2024
Service cost	$1	$1	$5	$5
Interest cost	2	1	5	4
Expected return on plan assets	(2)	(2)	(6)	(6)
Amortization of unrecognized gain	(1)	(1)	(4)	(4)
Net postretirement cost/(credit)	$—	$(1)	$—	$(1)
The components of net postretirement cost/(credit), other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $1 million for each of the three months ended September 30, 2025 and 2024 and $6 million for each of the nine months ended September 30, 2025 and 2024.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at September 30, 2025, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$3	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	14	—	—
Interest rate swap derivatives	—	2	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	6	—
Total	$59	$(4)	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	4	—
Total	$58	$4	$—
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
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and nine months ended September 30, 2025 and 2024.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the revolving credit agreement and commercial paper, was $7,091 million and $6,918 million at September 30, 2025 and December 31, 2024, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the revolving credit agreement and commercial paper, was $7,650 million and $7,645 million at September 30, 2025 and December 31, 2024, respectively.
Revolving Credit Agreement
At September 30, 2025 and December 31, 2024, we had a consolidated total of $489 million and $247 million, respectively, outstanding under our revolving credit agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments including cash and cash equivalents and commercial paper, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2025	2024	2025	2024
Balance at the beginning of period	$21	$26	$28	$29
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $—, $—, $(1) and $(1), respectively) (a)	(1)	—	(2)	(1)
Loss on interest rate swaps relating to interest rate cash flow hedges (net of tax of $—, $—, $(2) and $(1), respectively)	—	—	(6)	(2)
Total other comprehensive loss, net of tax	(1)	—	(8)	(3)
Balance at the end of period	$20	$26	$20	$26
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2026 is expected to be approximately $6 million (net of tax of $2 million).
10.    SHARE-BASED COMPENSATION
In 2025, 347,387 PBUs and 275,643 SBUs were granted pursuant to our long-term incentive plans. The aggregate fair value of all outstanding PBUs and SBUs as of September 30, 2025 was $59 million and $40 million, respectively. At September 30, 2025, the unrecognized compensation cost related to the PBUs and SBUs was $20 million and $14 million, respectively.
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

	September 30,	December 31,
(In millions of USD)	2025	2024
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$1	$1
Net income tax receivable from ITC Investment Holdings (a)	5	—
Net income tax payable to ITC Investment Holdings (b)	—	7
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.
(b)Recorded in accrued taxes on the condensed consolidated statements of financial position.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2025	2024	2025	2024
Statements of comprehensive income activity:
Billed from Fortis and Fortis affiliates (a)	$2	$2	$11	$10
Billed to Fortis and Fortis affiliates (b)	1	—	3	3
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
October 2024 Order
On October 17, 2024, in response to the August 2022 D.C. Circuit Court decision, the FERC issued the October 2024 Order that revised the methodology used to determine base ROE put forth in the May 2020 Order. In this order, the FERC removed the use of the risk premium model from the calculation, while maintaining other modifications to the methodology as described in previous orders on the MISO ROE Complaints. By applying the revised methodology, the FERC determined that the base ROE for the Initial Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the order by December 1, 2025. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. Certain MISO TOs, including us, filed a request for rehearing on November 18, 2024 and filed an appeal of the order with the D.C. Circuit Court on January 31, 2025. The request for rehearing and appeal primarily focused on the prospective refund period and the related interest. On March 25, 2025, the FERC issued an order addressing requests for rehearing that made no changes to the October 2024 Order, including the required refunds from September 28, 2016 to the October 2024 Order. The FERC further rejected the MISO TOs’ request that the FERC decline to award interest on any refunds that it ordered the MISO TOs to pay. The MISO TOs continue to pursue an appeal at the D.C. Circuit Court of the October 2024 Order and the subsequent order issued by the FERC on March 25, 2025. On August 14, 2025, the MISO TOs filed a petitioner brief with the D.C. Circuit Court seeking appeal of the FERC’s orders on the matters of the duration of the refund period and the failure of FERC to directly dismiss the second complaint as unlawful. Timing of a decision on the appeal is unknown. On September 22, 2025, MISO and the MISO TOs requested an extension of the refund resettlement period until June 30, 2026.
During the nine months ended September 30, 2025, we made refund settlement payments of $13 million in accordance with the refund provisions of the order. As of September 30, 2025 and December 31, 2024, the aggregate refund liability in current regulatory liabilities was $15 million and $27 million, respectively, and included interest of $4 million and $6 million, respectively.
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

	September 30,		December 31,
(In millions of USD)	2025	2024	2024	2023
Cash and cash equivalents	$4	$130	$19	$328
Restricted cash included in other non-current assets	28	6	8	5
Total cash, cash equivalents and restricted cash	$32	$136	$27	$333

Supplementary Cash Flows Information

	Nine Months Ended
	September 30,
(In millions of USD)	2025	2024
Interest paid (net of interest capitalized)	$266	$247
Income taxes paid to ITC Investment Holdings	45	49
Income taxes paid to state jurisdictions	2	1
Non-cash investing and financing activities:
Additions to property, plant and equipment (a)	143	128
Allowance for equity funds used during construction	32	34
Other	6	—
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2025 or 2024, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

14.    SEGMENT INFORMATION
We identify reportable segments based on factors including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended September 30, 2025
Statements of comprehensive income activity
Operating revenues	$463	$—	$(9)	$454
Depreciation and amortization	88	—	—	88
Interest expense, net	47	45	—	92
Other segment items (a)	101	9	(9)	101
Income (loss) before income taxes	227	(54)	—	173
Income tax provision (benefit)	55	(15)	—	40
Subsidiary net earnings	—	172	(172)	—
Net income	172	133	(172)	133
Nine Months Ended September 30, 2025
Statements of comprehensive income activity
Operating revenues	$1,365	$—	$(27)	$1,338
Depreciation and amortization	258	—	—	258
Interest expense, net	137	135	—	272
Other segment items (a)	306	22	(27)	301
Income (loss) before income taxes	664	(157)	—	507
Income tax provision (benefit)	161	(41)	—	120
Subsidiary net earnings	—	503	(503)	—
Net income	503	387	(503)	387
Statements of cash flows activity
Expenditures for property, plant and equipment	974	—	(1)	973
As of September 30, 2025
Statements of financial position balances
Property, plant and equipment, net	12,905	7	—	12,912
Goodwill	950	—	—	950
Total assets (b)	14,382	7,606	(7,453)	14,535

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended September 30, 2024
Statements of comprehensive income activity
Operating revenues	$416	$—	$(8)	$408
Depreciation and amortization	80	—	—	80
Interest expense, net	43	45	—	88
Other segment items (a)	86	(1)	(8)	77
Income (loss) before income taxes	207	(44)	—	163
Income tax provision (benefit)	50	(11)	—	39
Subsidiary net earnings	—	157	(157)	—
Net income	157	124	(157)	124
Nine Months Ended September 30, 2024
Statements of comprehensive income activity
Operating revenues	$1,249	$—	$(28)	$1,221
Depreciation and amortization	242	—	—	242
Interest expense, net	126	131	—	257
Other segment items (a)	268	(5)	(28)	235
Income (loss) before income taxes	613	(126)	—	487
Income tax provision (benefit)	148	(34)	—	114
Subsidiary net earnings	—	465	(465)	—
Net income	465	373	(465)	373
Statements of cash flows activity
Expenditures for property, plant and equipment	752	—	(1)	751
As of December 31, 2024
Statements of financial position balances
Property, plant and equipment, net	12,122	7	—	12,129
Goodwill	950	—	—	950
Total assets (b)	13,556	7,135	(6,970)	13,721
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
Significant matters that influenced our financial condition, results of operations and cash flows for the nine months ended September 30, 2025 or that may affect future results include:
•Our capital expenditures of $973 million at our Regulated Operating Subsidiaries during the nine months ended September 30, 2025, as described below under “— Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 6 to the condensed consolidated interim financial statements;
•The Iowa courts’ rulings on ROFR proceedings, as described below under “ — Recent Developments;”
•The October 2024 Order and appeal proceedings as described in Note 12 to the condensed consolidated interim financial statements; and
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy, as described in Note 5 to the condensed consolidated interim financial statements.
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
Our plan for forecasted capital expenditures for the period from 2026 through 2030 includes approximately $700 million in estimated capital investment in Iowa for the first tranche of MISO’s LRTP. Approximately 70% of ITC Midwest’s first tranche of MISO’s LRTP projects are upgrades to existing ITC Midwest facilities in Iowa along existing rights of way, which under MISO’s tariff grants ITC Midwest the option to construct the upgrades regardless of the outcome of the ROFR proceedings.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of September 30, 2025, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $6 million. See Note 5 and Note 12 to the condensed consolidated interim financial statements for additional information related to matters that have impacted base ROE and may impact future rates for incentive adders and base ROE.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. In response to these challenges, we have increased levels of certain materials and supplies inventories over time to help reduce risks related to global supply chain constraints. We continue to monitor and evaluate the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities. Recently announced changes and proposed changes to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over tariffs and their potential impacts on the cost of goods, inflation, recession and slowing growth. As such, we continue to monitor and evaluate the potential impacts of these changes and measures, including the imposition of new or revised tariffs, on our business and operations. It is not currently possible to predict the impact of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our forecasted capital expenditures for the years 2026 through 2030 or our long-term financial condition, results of operations and cash flows. However, we do not currently expect a significant financial impact in 2025.
We are also monitoring and evaluating the potential impact of various executive orders issued by the U.S. government on our business, including potential impacts to our financial condition, results of operations and cash flows. On October 1, 2025, FERC issued a final rule to comply with the executive order entitled “Zero-Based Regulatory Budgeting to Unleash American Energy,” which establishes a sunset date for certain regulations. We do not expect a significant impact from the final rule.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) expand access to electricity markets to reduce the overall cost of delivered energy to customers and provide access to competitive markets for economic development; (3) interconnect new generation resources; and (4) upgrade physical and technological grid security to protect critical infrastructure.
In addition to future investments identified through our planning studies, MISO continues to identify capital investment needs through its LRTP initiative. The objective of this initiative is to ensure grid reliability while integrating the different operating characteristics of new generation resources and increase resiliency of the grid during severe weather events. The MISO LRTP will result in additional capital investments across MISO’s Midwest subregion, including investments for our MISO Regulated Operating Subsidiaries. On December 12, 2024 MISO’s board of directors approved a portfolio of the second tranche of 24 LRTP projects (“Tranche 2.1”) with estimated total associated transmission costs of approximately $22 billion. Based on the MISO portfolio of Tranche 2.1 projects, we expect a range of $3.7 billion to $4.2 billion of additional capital investments for our MISO Regulated Operating Subsidiaries. At this time, this range includes the estimate of future capital investments for projects from the Tranche 2.1 portfolio that are not subject to a competitive bidding process. We currently anticipate that the majority of our investments for the Tranche 2.1 portfolio will occur beyond our five-year plan for forecasted capital expenditures for the years 2026 through 2030. On July 30, 2025, certain state regulatory commissions in the MISO region filed a complaint at the FERC challenging the manner in which MISO developed the Tranche 2.1 portfolio and the designation of projects in the portfolio as multi-value projects. We are monitoring developments in the complaint proceedings; however, we are unable to determine the possible impacts to capital expenditures for Tranche 2.1 projects at this time.

The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(In millions of USD)	September 30, 2025	2026 — 2030
Expenditures for property, plant and equipment (a)	$973	$7,291
____________________________
(a)Amounts represent the cash payments to acquire or construct property, plant and equipment, as presented in the condensed consolidated statements of cash flows. These amounts exclude non-cash additions to property, plant and equipment for the AFUDC equity as well as accrued liabilities for construction, labor and materials that have not yet been paid.
Our five-year forecasted capital expenditure plan for the years 2026 through 2030 results in a forecasted 25% increase in our plan for capital expenditures compared to the previous plan that was developed for the years 2025 through 2029. The increase is primarily driven by the addition to the plan of expenditures for the first tranche of MISO’s LRTP projects, the incorporation of capital expenditures for projects not subject to a competitive bidding process in Tranche 2.1 of MISO’s LRTP, capital expenditures not included in the previous plan for customer and generator interconnection projects and other base capital expenditures considered necessary to our business.
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
Our capital expenditure forecast is subject to continuing review and modification. Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A. Risk Factors.” Actual capital expenditures may vary from estimates due to the actions of Fortis, changes in projected electric load growth, safety and reliability needs, regulatory decisions, construction challenges such as permitting, legislative initiatives, tax policy, alternative plans for meeting long-term energy needs, environmental initiatives and regulation and other matters. In addition, investments in transmission network upgrades for generator interconnection projects could materially change from prior estimates due to changes in the MISO or SPP queue for generation projects and other factors beyond our control.

Results of Operations

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	September 30,		Increase	Increase	September 30,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$515	$488	$27	6%	$1,363	$1,278	$85	7%
Formula Rate true-up	(61)	(80)	19	24%	(25)	(57)	32	56%
Total operating revenues	454	408	46	11%	1,338	1,221	117	10%
OPERATING EXPENSES
Operation and maintenance	36	30	6	20%	95	84	11	13%
General and administrative	37	30	7	23%	111	89	22	25%
Depreciation and amortization	88	80	8	10%	258	242	16	7%
Taxes other than income taxes	44	35	9	26%	136	116	20	17%
Other operating expenses (income), net	—	—	—	n/a	—	(1)	1	100%
Total operating expenses	205	175	30	17%	600	530	70	13%
OPERATING INCOME	249	233	16	7%	738	691	47	7%
OTHER EXPENSES (INCOME)
Interest expense, net	92	88	4	5%	272	257	15	6%
Allowance for equity funds used during construction	(12)	(12)	—	—%	(32)	(34)	2	6%
Other expenses (income), net	(4)	(6)	2	33%	(9)	(19)	10	53%
Total other expenses (income)	76	70	6	9%	231	204	27	13%
INCOME BEFORE INCOME TAXES	173	163	10	6%	507	487	20	4%
INCOME TAX PROVISION	40	39	1	3%	120	114	6	5%
NET INCOME	$133	$124	$9	7%	$387	$373	$14	4%
Operating Revenues
The following tables set forth the components of and changes in operating revenues for the three and nine months ended September 30, 2025 and 2024, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

	Three Months Ended		Three Months Ended			Percentage
	September 30, 2025		September 30, 2024		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$327	72%	$295	72%	$32	11%
Regional cost sharing revenues (a)	110	24%	99	24%	11	11%
Point-to-point	6	1%	5	1%	1	20%
Scheduling, control and dispatch (a)	4	1%	4	1%	—	—%
Other	7	2%	5	2%	2	40%
Total	$454	100%	$408	100%	$46	11%

	Nine Months Ended		Nine Months Ended			Percentage
	September 30, 2025		September 30, 2024		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$950	71%	$871	72%	$79	9%
Regional cost sharing revenues (a)	329	25%	296	24%	33	11%
Point-to-point	21	1%	16	1%	5	31%
Scheduling, control and dispatch (a)	12	1%	14	1%	(2)	(14)%
Other	26	2%	24	2%	2	8%
Total	$1,338	100%	$1,221	100%	$117	10%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three and nine months ended September 30, 2025 increased compared to the same periods in 2024 primarily due to higher rate base associated with higher balances of property, plant and equipment and resulting return. Other contributors included increased recoverable operating expenses.
Operating Expenses
Operation and maintenance
Operation and maintenance expense increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased substation and overhead line maintenance activities, increased vegetation management requirements and increased equipment expenses.
General and administrative
General and administrative expense increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in share based compensation.
Depreciation and amortization
Depreciation and amortization expense increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in plant in service.
Taxes other than income taxes
Taxes other than income taxes increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in property taxes as a result of expiring state tax exemptions in Kansas and additional plant in service.
Other Expenses (Income)
Other expenses (income), net
Other expenses (income), net increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to a decrease in interest income.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program, amounts available under our revolving credit agreement, and long-term debt financing, as needed. As of September 30, 2025, we had consolidated indebtedness under our revolving credit agreement of $489 million, with unused capacity of $511 million. Additionally, ITC Holdings had $202 million of commercial paper issued and outstanding as of September 30, 2025, with the ability to issue an additional $198 million under the commercial paper program. See Note 6 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreement.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2025, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreement may increase.

Cash Flows

	Nine Months Ended			Percentage
	September 30,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$667	$617	$50	8%
Investing activities	(974)	(760)	214	28%
Financing activities	312	(54)	366	678%
Net increase (decrease) in cash, cash equivalents and restricted cash	$5	$(197)
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $94 million, a decrease in income taxes paid of $3 million and a decrease due to the settlement of interest rate swaps paid of $3 million during the nine months ended September 30, 2025 compared to the same period in 2024. This increase was partially offset by an increase in interest paid of $19 million, an increase in property taxes paid of $15 million, and an increase in ROE refunds, excluding interest, related to the October 2024 Order of $9 million, and a decrease in interest income of $8 million during the nine months ended September 30, 2025 compared to the same period in 2024.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the nine months ended September 30, 2025 compared to the same period in 2024.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to a decrease in repayments of long-term debt of $450 million, an increase in net borrowings under our revolving credit agreement of $215 million, an increase in net issuances of commercial paper of $202 million, a decrease in dividend payments of $121 million, and a decrease in net repayments of refundable deposits from generators for transmission network upgrades of $5 million during the nine months ended September 30, 2025 compared to the same period in 2024. This increase was partially offset by a decrease in issuances of long-term debt of $634 million during the nine months ended September 30, 2025 compared to the same period in 2024.
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
The accounting policies discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2024 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2025.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated interim financial statements for information related to recently issued and adopted FASB guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2024, we are subject to: (1) interest rate risk on our fixed rate debt, revolving credit agreement and derivative instruments and hedging activities; (2) commodity price risk from market price fluctuations; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. During the nine months ended September 30, 2025, there were no material changes in these risks, other than as described below.
Interest Rate Risk
Commercial Paper
At September 30, 2025, ITC Holdings had $202 million of commercial paper issued and outstanding under the commercial paper program. At December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in annual interest rates for commercial paper compared to the weighted average interest rates in effect at September 30, 2025 would increase or decrease annual interest expense, net by less than $1 million, at levels consistent with amounts issued and outstanding at the end of the period.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 3, 2025

ITC HOLDINGS CORP.

By:	Linda H. Apsey
Linda H. Apsey
Chief Executive Officer (duly authorized officer)

By:	Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)