Form 10-K
period 2025-12-31
ITC Holdings Corp.
filed 2026-02-12
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2025 was $0.
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect subsidiary of Fortis Inc. There were 224,203,112 shares of the registrant’s common stock, no par value, outstanding as of February 11, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITC Holdings Corp.
Form 10-K for the Fiscal Year Ended December 31, 2025

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
•“Regulated Operating Subsidiaries” are references to ITCTransmission, METC, ITC Midwest, and ITC Great Plains together; and
•“Company,” “we,” “our” and “us” are references to ITC Holdings together with all of its subsidiaries.
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
•“NAV” are references to net asset value;
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
•“Sunflower” are references to Sunflower Electric Power Corporation;
•“Sunflower Agreement” are references to an Amended and Restated Maintenance Agreement entered into by Sunflower and ITC Great Plains dated as of August 24, 2010, and most recently amended effective as of September 26, 2025;
•“TO” are references to transmission owner;
•“TSR” are references to total shareholder return;
•“ULCS” are references to Utility Lines Construction Services, LLC, a division of Asplundh Tree Expert Co.; and
•“USD” are references to the United States dollar.

PART I
ITEM 1.    BUSINESS.
Overview
ITC Holdings and our Regulated Operating Subsidiaries provide safe and reliable electric transmission service to connect consumers to cost-effective energy resources. Our Regulated Operating Subsidiaries continue to make investments in a modernized grid to maintain reliability and accommodate future demands as lifestyles and the economy become increasingly dependent on electricity.
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
Development of Business
As we move toward an increasingly electrified and energy-intensive economy, the power grid will need to be transformed and modernized. Further, a secure and reliable grid is imperative to protect critical infrastructure and to promote economic development in the areas we serve. Technology deployment and innovation are occurring at an accelerated rate within our industry, so we are actively identifying and investing in infrastructure which leverages these advancements while meeting evolving system needs and energy policy objectives. Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. In addition, evolving technologies such as data centers, with increasing energy demand and load capacity requirements, will require electric transmission systems to adapt to future demands at a scale and pace beyond the historical trends of development.
We expect to invest approximately $7.3 billion from 2026 through 2030 at our Regulated Operating Subsidiaries. Included in this amount are capital expenditures to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) expand access to electricity markets to reduce the overall cost of delivered energy to customers and provide access to competitive markets for economic development; (3) interconnect new generation resources; and (4) upgrade physical and technological grid security to protect critical infrastructure.
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
Engineering
The Engineering group is composed of the Design, Capital Projects, Asset Management and System Protection and Control teams. The Engineering group works with outside contractors to perform various aspects of our design, construction and maintenance activities, but retains internal technical experts who have experience with respect to the key elements of the transmission system such as substations, lines, equipment and protective relaying systems.
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

Safety, Protection and Preparedness
The Safety, Protection and Preparedness group supports the well-being of our employees, contractors, and the public by embedding safety, human performance, physical security, and emergency readiness into our operations. Given the inherent hazardous nature of the utilities industry, we proactively create environments where people can perform safely while delivering reliable electric transmission services.
Our safety system is built on human performance principles that strengthen our safety culture. We respond when needed utilizing an incident command structure and maintain comprehensive emergency response plans in an effort to ensure business continuity. From our Michigan headquarters, our security command center monitors critical assets, gathers intelligence and collaborates with government and industry partners to detect and prevent threats.
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
Regulatory Environment
Many regulators and public policy makers support the need for further investment in the transmission grid considering demand growth driven by energy-intensive industries alongside an evolving electricity generation mix. These emerging trends, combined with historically inadequate transmission investment, have resulted in capacity constraints across the United States and increased stress on aging equipment. These challenges will continue without increased investment in transmission infrastructure. Transmission system investments can also increase system reliability and reduce the frequency of power outages. Such investments can reduce transmission constraints and improve access to lower cost generation resources, resulting in a lower overall cost of delivered electricity for end-use consumers. The DOE has established the Office of Electricity that focuses on working with reliability experts from the power industry, state governments and their Canadian counterparts to improve grid reliability and increase investment in the country’s electric infrastructure.
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
State Regulation and Local Zoning Authority
The regulatory agencies in the states where our Regulated Operating Subsidiaries’ assets are located do not have jurisdiction over our rates or terms and conditions of service. However, they typically have jurisdiction over siting of transmission facilities and related matters as described below. Local authorities may also have jurisdiction over zoning approval for certain projects. Additionally, we are subject to the regulatory oversight of various state environmental quality departments for compliance with any state environmental standards and regulations.
ITCTransmission and METC
Michigan
The Michigan Public Service Commission has jurisdiction over the siting of certain transmission facilities. Additionally, ITCTransmission and METC have the right as independent transmission companies to condemn property in the state of Michigan for the purposes of building or maintaining transmission facilities.
ITCTransmission and METC are also subject to the regulatory oversight of certain state agencies (including the Michigan Department of Natural Resources and the Michigan Department of Environment, Great Lakes & Energy) along with certain local authorities with respect to the issuance of environmental, highway, railroad and other applicable permits.

ITC Midwest
Iowa
The IUC has jurisdiction over the construction, operation and maintenance of transmission facilities in Iowa by any entity, which includes the power to issue franchises. Iowa law further provides that any entity granted a franchise by the IUC is vested with the power of condemnation in Iowa to the extent the IUC approves and deems necessary for public use. A city has the power, pursuant to Iowa law, to grant a franchise to erect, maintain and operate transmission facilities within the city limits, which franchise may regulate the conditions required and manner of use of the streets and public grounds of the city and may confer the power to appropriate and condemn private property.
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
Illinois
ITC Midwest is a “public utility” in Illinois. The Illinois Commerce Commission exercises jurisdiction over the siting of new transmission lines through its requirements for Certificates of Public Convenience and Necessity and Right-Of-Way acquisition that apply to construction of new and upgraded facilities.
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
Oklahoma
ITC Great Plains has approval from the Oklahoma Corporation Commission to operate in Oklahoma, pursuant to Oklahoma statutes as an electric public utility providing only transmission services. The Oklahoma Corporation Commission has jurisdiction over processes for certification of certain transmission lines.
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
Principal Customers
Our principal transmission service customers are DTE Electric, Consumers Energy and IP&L, which accounted for approximately 23.0%, 22.4% and 21.7%, respectively, of our consolidated billed revenues for the year ended December 31, 2025. These customers, together and individually, consistently represent a significant percentage of our operating revenues. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the net refund of 2023 revenue accruals and deferrals and exclude any amounts for the 2025 revenue accruals and deferrals that were included in our 2025 operating revenues but will not be billed to our customers until 2027. See Note 6 to the consolidated financial statements for a discussion on the difference between billed revenues and operating revenues. Our remaining revenues were generated from providing service to other entities such as alternative energy suppliers, power marketers and other wholesale customers that provide electricity to end-use consumers and from transaction-based capacity reservations. Nearly all of our revenues are from transmission customers in the United States. Although we may recognize allocated revenues from time to time from Canadian entities reserving transmission over the Ontario or Manitoba interface, these revenues have not been and are not expected to be material to us.

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
Human Capital Resources
ITC Holdings places significant emphasis on attracting, developing and retaining individuals who exemplify the values that are the cornerstone of our company. As of December 31, 2025, we had 868 employees with low turnover. None of our employees are covered by collective bargaining agreements. In addition, we work with many outside firms to provide additional resources to support our business. We utilize human capital resources employed by these firms to assist with construction, maintenance, field operations and other corporate functions of our business. We believe that we have good relationships with our suppliers of contracted services.
Safety is of the utmost importance for our employees, and we consider safety to be a key priority for our company. Our safety policies, procedures and training practices have resulted in safety performance metrics that consistently rank us in the top decile among comparable electric utilities.
We believe that our compensation and benefit programs have been appropriately designed to attract and retain talent. Compensation for employees is made up of a combination of base salary, short-term incentive and long-term incentive pay structures. In addition, we offer a comprehensive package of additional health and welfare, retirement and wellness benefits for all of our employees and various professional development opportunities through internal and external programs. We value all of our employees and our company culture promotes employee engagement. We believe that by recognizing and valuing our employees we make our shared goals possible.
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
Our actual capital investment may be lower than planned, which would cause a lower than anticipated rate base and would therefore result in lower revenues, earnings and associated cash flows compared to our current expectations. In addition, shifts in federal, state, or regulatory policies promoting increased competition, including competitive bid projects, may decrease future capital investment opportunities outside our five-year capital investment plan.
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
Any capital investment at our Regulated Operating Subsidiaries may be lower than our published estimates or future expectations due to, among other factors, the impact of:
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

•the potential for greater competition, including the effects of pursuing competitive bid projects;
•environmental, siting or regional planning issues; and
•legal proceedings.
Our ability to engage in construction projects resulting from pursuing these initiatives is subject to significant uncertainties, including the factors discussed above, and also depends on obtaining any necessary regulatory and other approvals for a project and for us to initiate construction, our achieving status as the builder of the project in some circumstances and other factors. Even if we engage in construction projects, such projects may be canceled, the scope of planned projects may change, the actual costs of such projects may be more than expected, or projects may not be completed on time, any of which may adversely affect our level of investment, cause our projected investments to be inaccurate or adversely affect our future results of operations, cash flows and financial condition. Moreover, the competitive bidding of transmission projects may result in state and federal policy changes going forward.
In addition, we may incur expenses to pursue strategic investment opportunities, even if such opportunities are not ultimately engaged. If these payments or expenses are higher than anticipated, or are incurred without engaging in such opportunity, our future results of operations, cash flows and financial condition could be materially and adversely affected.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment and Operating Results Trends” for a discussion of our actual and expected capital expenditures at our Regulated Operating Subsidiaries.
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
If amounts billed for transmission service are lower than expected, the timing of actual collections of our Regulated Operating Subsidiaries’ total revenue requirement would likely be delayed until such circumstances are adjusted through the true-up mechanism, which would be settled within a two-year period, in our Regulated Operating Subsidiaries’ Formula Rates. Lower than expected amounts collected could result from lower network load or point-to-point transmission service on our Regulated Operating Subsidiaries’ transmission systems due to a weak economy, changes in the nature or composition of the transmission assets of our Regulated Operating Subsidiaries and surrounding areas, poor transmission quality of neighboring transmission systems, or for any other reason. In addition, if the revenue requirements of our Regulated Operating Subsidiaries are higher than expected, the timing of actual collection of our Regulated Operating Subsidiaries' total revenue requirements would likely be delayed until such circumstances are reflected through the true-up mechanism, which would be settled within a two-year period, in our Regulated Operating Subsidiaries' Formula Rates. This could be due to higher actual expenditures compared to the forecasted expenditures used to develop their billing rates or for any other reason. The effect of such under-collection would be to reduce the amount of our available cash resources from what we had expected, until such under-collection is corrected through the true-

up mechanism in the Formula Rate template, which may require us to increase our outstanding indebtedness, thereby reducing our available borrowing capacity, and may require us to pay interest at a rate that exceeds the interest to which we are entitled in connection with the operation of the true-up mechanism.
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
Risk Management and Strategy
In addition to the enterprise risk management process, we utilize an additional cybersecurity risk management program that assesses the risks and protections of several key assets within the organization. As a result of these assessments and as the threat landscape becomes increasingly sophisticated, we continue to evolve our defensive strategy by deploying new technology, continuing education of our user community, and advancing our protections against ongoing cybersecurity risks and threats. Protecting our infrastructure assets, along with our information systems and data, against outside threats is of vital importance and we plan to continue to invest in new technology, including investments within our five-year plan for capital expenditures for the years 2026 to 2030, to address these risks. We leverage threat intelligence and external industry practices for continuous improvement and refinement of our cybersecurity program.
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

•station assets, such as transformers and circuit breakers, at 714 stations and substations which either interconnect our Regulated Operating Subsidiaries’ transmission facilities or connect our Regulated Operating Subsidiaries’ facilities with generation or distribution facilities owned by others;
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
ITC Holdings paid dividends of $149 million and $343 million to our parent, ITC Investment Holdings, during the years ended December 31, 2025 and 2024, respectively. The timing and amount of future dividends is subject to an approved dividend declaration from our Board of Directors, and is dependent upon cash flows, capital requirements, legislative and regulatory developments, and financial condition of ITC Holdings, among other factors deemed relevant. On February 2, 2026, our Board of Directors approved a $72 million dividend to ITC Investment Holdings that is expected to be paid on February 27, 2026.
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
Statement on Prior Period Comparisons
This section of this Form 10-K generally discusses the financial condition, changes in financial condition and results of operations for the years ended December 31, 2025 and 2024 and provides year-to-year comparisons between the years ended December 31, 2025 and 2024. Discussions of such information for the year ended December 31, 2023 and year-to-year comparisons between the years ended December 31, 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
ITC Holdings and our Regulated Operating Subsidiaries provide safe and reliable electric transmission service to connect consumers to cost-effective energy resources. Our Regulated Operating Subsidiaries continue to make investments in a modernized grid to maintain reliability and accommodate future demands as lifestyles and the economy become increasingly dependent on electricity.
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
Significant matters that influenced our financial condition, results of operations and cash flows for the year ended December 31, 2025 or that may affect future results include:
•Our capital expenditures of $1.3 billion at our Regulated Operating Subsidiaries during the year ended December 31, 2025, as described below under “— Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 9 to the consolidated financial statements;
•The October 2024 Order and appeal proceedings as described in Note 17 to the consolidated financial statements; and
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy, as described in Note 6 to the consolidated financial statements.
Recent Developments
Iowa Courts’ Rulings on Right of First Refusal and First Tranche of MISO’s LRTP
In 2020, the State of Iowa enacted a state law that granted incumbent Iowa electric TOs, including ITC Midwest, a ROFR to construct, own and maintain certain electric transmission assets in the state. On October 14, 2020, LS Power Midcontinent, LLC and Southwest Transmission, LLC sued the IUC and several individual defendants, seeking a judgment that the ROFR provisions violated the Iowa Constitution and requesting a temporary injunction of the ROFR until the case was resolved. The case was dismissed in district court based on the plaintiffs’ lack of standing in the case and the court of appeals later affirmed the district court’s ruling.
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
On May 28, 2024, MISO confirmed commencement of a variance analysis process on the grounds that there was an inability to construct a portion of the first tranche of MISO’s LRTP projects in Iowa due to the injunction imposed by the district court order. On August 29, 2024, MISO publicly posted the conclusion of the variance analysis whereby its Competitive Transmission Executive Committee, which maintains authority to oversee and implement variance analyses pursuant to the MISO tariff, reaffirmed MISO’s assignment of ownership and construction responsibility for the portion of the first tranche of MISO’s LRTP projects in Iowa to ITC Midwest and MidAmerican Energy Company. The results of MISO’s variance analysis process allow ITC Midwest to move forward with development of its portion of the first tranche of MISO’s LRTP projects in Iowa. On June 27, 2025, ITC Midwest filed a supplemental brief in response to a June 5, 2025 letter from the IUC requesting ITC Midwest to identify the basis upon which the IUC should proceed consistent with the Iowa Supreme Court’s May 30, 2025 decision. On July 22, 2025, in a hearing related to one of the projects assigned to ITC Midwest in Iowa in the first tranche of MISO’s LRTP, the IUC recognized MISO’s variance analysis as the proper remedy to the injunction which allows the continued development of these projects in Iowa.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of December 31, 2025, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $7 million. See Note 6 and Note 17 to the consolidated financial statements for additional information related to matters that have impacted base ROE and may impact future rates.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. In response to these challenges, we have increased levels of certain materials and supplies inventories over time to help reduce risks related to global supply chain constraints. We continue to monitor and evaluate the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities. Recently announced changes and proposed changes to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over tariffs and their potential impacts on the cost of goods, inflation, recession and slowing growth. As such, we continue to monitor and evaluate the potential impacts of these changes and measures, including the imposition of tariffs and ongoing legal challenges to such tariffs, on our business and operations. It is not currently possible to predict the impact of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our forecasted capital expenditures for the years 2026 through 2030 or our long-term financial condition, results of operations and cash flows. However, we did not experience a significant impact to our financial condition, results of operations and cash flows during the year ended December 31, 2025 and we do not currently expect a significant financial impact in 2026.
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
In addition to future investments identified through our planning studies, MISO continues to identify capital investment needs through its LRTP initiative. The objective of this initiative is to ensure grid reliability while integrating the different operating characteristics of new generation resources and increase resiliency of the grid during severe weather events. The MISO LRTP will result in additional capital investments across MISO’s Midwest subregion, including investments for our MISO Regulated Operating Subsidiaries. On December 12, 2024, MISO’s board of directors approved a portfolio of the second tranche of 24 LRTP projects (“Tranche 2.1”) with estimated total associated transmission costs of approximately $22 billion. Based on the MISO portfolio of Tranche 2.1 projects, we expect a range of $3.7 billion to $4.2 billion of additional capital investments for our MISO Regulated Operating Subsidiaries. At this time, this range includes the estimate of future capital investments for projects from the Tranche 2.1 portfolio that are not subject to a competitive bidding process. We currently anticipate that the majority of our investments for the Tranche 2.1 portfolio will occur beyond our five-

year plan for forecasted capital expenditures for the years 2026 through 2030. On July 30, 2025, certain state regulatory commissions in the MISO region filed a complaint at the FERC challenging the manner in which MISO developed the Tranche 2.1 portfolio and the designation of projects in the portfolio as multi-value projects. We are monitoring developments in the complaint proceedings; however, we are unable to determine the possible impacts to capital expenditures for Tranche 2.1 projects at this time.
The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Year Ended	Expenditures
(In millions of USD)	December 31, 2025	2026 — 2030
Expenditures for property, plant and equipment (a)	$1,315	$7,291
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
Our long-term growth plan includes ongoing investments in our current regulated transmission systems and the identification of incremental strategic projects primarily located in and around our service territories. In addition, evolving technologies such as data centers, with increasing energy demand and load capacity requirements, will require electric transmission systems to adapt to future demands at a scale and pace beyond the historical trends of development. Excluding other factors that may impact network transmission rates, load increases driven by economic development and new customer interconnections are expected to put downward pressure on future rates.
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
Allowance for Equity Funds Used During Construction (“AFUDC equity”) is recorded as an item of other income and is included in property, plant and equipment accounts. The allowance represents a ROE at our Regulated Operating Subsidiaries used for construction purposes in accordance with the FERC regulations.

The capitalization rate applied to the construction work in progress balance is based on the proportion of equity to total capital (which currently includes equity and long-term debt) and the authorized ROE for our Regulated Operating Subsidiaries.
Income Tax Provision
Income tax provision consists of current and deferred federal and state income taxes.
Results of Operations

	Year Ended			Percentage
	December 31,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$1,775	$1,613	$162	10%
Formula Rate true-up	11	12	(1)	(8)%
Total operating revenues	1,786	1,625	161	10%
OPERATING EXPENSES
Operation and maintenance	116	111	5	5%
General and administrative	153	121	32	26%
Depreciation and amortization	349	326	23	7%
Taxes other than income taxes	181	154	27	18%
Other operating expenses (income), net	—	(1)	1	100%
Total operating expenses	799	711	88	12%
OPERATING INCOME	987	914	73	8%
OTHER EXPENSES (INCOME)
Interest expense, net	364	348	16	5%
Allowance for equity funds used during construction	(44)	(44)	—	—%
Other expenses (income), net	(11)	(22)	11	50%
Total other expenses (income)	309	282	27	10%
INCOME BEFORE INCOME TAXES	678	632	46	7%
INCOME TAX PROVISION	159	148	11	7%
NET INCOME	$519	$484	$35	7%

Operating Revenues
The following table sets forth the components of and changes in operating revenues for the years ended December 31, 2025 and 2024, which included revenue accruals and deferrals as described in Note 6 to the consolidated financial statements:

						Percentage
	2025		2024		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$1,273	71%	$1,175	72%	$98	8%
Regional cost sharing revenues (a)	438	24%	402	25%	36	9%
Point-to-point	29	2%	21	1%	8	38%
Scheduling, control and dispatch (a)	16	1%	18	1%	(2)	(11)%
October 2024 Order refund accrual	—	—%	(21)	(1)%	21	100%
Other	30	2%	30	2%	—	—%
Total	$1,786	100%	$1,625	100%	$161	10%
____________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily due to higher rate base associated with higher balances of property, plant and equipment and resulting return. Other contributors included increased recoverable operating expenses and no recognition of the liability for the refund related to the October 2024 Order in the year ended December 31, 2025.
Operating Expenses
General and administrative
General and administrative expense increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in share based compensation. Other factors included increased salaries caused by a higher employee count.
Taxes other than income taxes
Taxes other than income taxes increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in property taxes as a result of expiring state tax exemptions in Kansas and additional plant in service.
Other Expenses (Income)
Other expenses (income), net
Other expenses (income), net decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in interest income.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program, amounts available under our revolving credit agreement and long-term debt financing, as needed. As of December 31, 2025, we had consolidated indebtedness under our revolving credit agreement of $589 million, with unused capacity of $411 million. Additionally, ITC Holdings had $237 million of commercial paper issued and outstanding as of December 31, 2025, with the ability to issue an additional $163 million under the commercial paper program. In 2025, we paid $33 million of interest and commitment fees under our revolving credit agreement and commercial paper program. See Note 9 to the consolidated financial statements for a detailed discussion of the commercial paper program and our revolving credit agreement.
To address our future long-term capital requirements, we expect that we will need to obtain additional long-term debt financing. As of December 31, 2025, we had various notes and bonds outstanding with terms, including fixed interest rate and principal payment terms, specific to each borrowing. Maturity dates for these long-term debt issuances range from 2026 to 2055. Total future interest payment obligations associated with these existing fixed-rate, long-term debt obligations were $4.0 billion as of December 31, 2025, with expected interest payment obligations of $329 million due within the next twelve months. Certain of our capital projects could be delayed if we experience difficulties in accessing capital. We expect to be able to obtain such additional financing, as needed, in amounts and upon terms that will be acceptable to us due to our strong credit ratings and our historical ability to obtain financing.
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
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. Our credit ratings as of December 31, 2025, were as follows:

	S&P Global Ratings		Moody’s Investor Service, Inc.
	Rating (a)	Outlook (b)	Rating	Outlook
ITC Holdings
Senior Unsecured Notes	BBB+	Stable	Baa2	Stable
Commercial Paper	A-2	Stable	Prime-2	Stable
ITCTransmission
First Mortgage Bonds	A+	Stable	A1	Stable
METC
Senior Secured Notes	A+	Stable	A1	Stable
ITC Midwest
First Mortgage Bonds	A+	Stable	A1	Stable
ITC Great Plains
First Mortgage Bonds	A+	Stable	A1	Stable
____________________________
(a)On March 3, 2025, S&P Global increased the First Mortgage Bonds and Senior Secured Notes ratings for each of our Regulated Operating Subsidiaries from A to A+.
(b)On November 6, 2025, S&P Global reaffirmed the ratings on ITC Holdings for each of our Regulated Operating Subsidiaries and revised all outlooks from negative to stable.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of December 31, 2025, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreement may increase.
Cash Flows

	Year Ended			Percentage
	December 31,		Increase	Increase
(In millions of USD)	2025	2024	(Decrease)	(Decrease)
Cash Flows provided by (used in):
Operating activities	$896	$838	$58	7%
Investing activities	(1,320)	(1,076)	244	23%
Financing activities	436	(68)	504	741%
Net increase (decrease) in cash, cash equivalents and restricted cash	$12	$(306)
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $131 million, a decrease in income taxes paid of $4 million and a decrease due to the settlement of interest rate swaps paid of $3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was partially offset by an increase in interest paid of $30 million, an increase in property taxes paid of $18 million, and an increase in ROE refunds, excluding interest, related to the October 2024 Order of $16 million, and a decrease in interest income of $9 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to a decrease in repayments of long-term debt of $525 million, an increase in net borrowings under our revolving credit agreement of $406 million, an increase in net issuances of commercial paper of $237 million, a decrease in dividend payments of $194 million, and a increase in net refundable deposits received from generators for transmission network upgrades of $21 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was partially offset by a decrease in issuances of long-term debt of $884 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Critical Accounting Estimates
The consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies requires judgments regarding future events.
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
Regulation
Our Regulated Operating Subsidiaries are subject to rate regulation by the FERC. As a result, we apply accounting principles in accordance with the standards set forth by the FASB for accounting for the effects of certain types of regulation. Use of this accounting guidance results in differences in the application of GAAP between regulated and non-regulated businesses and requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in non-regulated businesses. As described in Note 7 to the consolidated financial statements, we had regulatory assets and liabilities of $225 million and $782 million, respectively, as of December 31, 2025. Future changes in the regulatory and competitive environments could result in discontinuing the application of the accounting standards for the effects of certain types of regulations. If we were to discontinue the application of this guidance on the operations of our Regulated Operating Subsidiaries, we may be required to record losses relating to certain regulatory assets or gains relating to certain regulatory liabilities. We also may be required to record losses of $14 million relating to intangible assets at December 31, 2025 that are included in other assets on the consolidated statements of financial position.
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
•Changes in existing federal and state income tax laws;
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
Pension and Postretirement Benefit Plan Assumptions
We sponsor certain retirement benefits for our employees, which include retirement pension plans and certain postretirement health care, dental and life insurance benefits. Our periodic costs and obligations associated with these plans are developed from actuarial valuations derived from a number of assumptions. Key assumptions include:
•Discount rates used to determine obligations - Benefit obligations, service cost and interest cost are determined by separately discounting projected benefit payments using a yield curve of high-quality corporate bonds. As of December 31, 2025, the weighted average single equivalent discount rate for the benefit obligation was 5.34% and 5.72% for our pension and postretirement benefit plans, respectively.
•Expected long-term returns on plan assets - In determining our long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected long-term rates of return on those types of asset classes. For the year ended December 31, 2025, we assumed that our pension and postretirement benefit plans’ assets would generate weighted average long-term rates of return of 7.00% and 5.20%, respectively.
•Rate of salary increases - As of December 31, 2025, we used an annual rate of salary increases of 4.50% to determine our pension and postretirement plan obligations.
•Mortality - The Pri-2012 mortality table projected forward generationally from 2012 with the MP-2020 mortality improvement scale was used to determine pension and postretirement plan obligations as of December 31, 2025.
•Rate of increase in health care costs - We used a health care cost trend rate of 6.75% for 2026 grading down to a 5.00% ultimate rate in 2033 in valuing our postretirement benefit obligation as of December 31, 2025. These rates are based on a review of recent and expected future experience.

The below table displays the effect on our costs and obligation of a 1% change to certain pension and postretirement benefit plan assumptions as of December 31, 2025:

	Effect on Costs		Effect on Obligation
(In millions of USD)	1% Increase	1% Decrease	1% Increase	1% Decrease
Change to Pension Plans
Discount rate	$(1)	$—	$(13)	$16
Long-term rate of return on plan assets	(1)	1	N/A	N/A
Change to Postretirement Plan
Discount rate	(3)	4	(17)	21
Long-term rate of return on plan assets	(2)	2	N/A	N/A
Health care cost trend rate	4	(4)	19	(15)
See Note 11 to the consolidated financial statements for further details regarding our pension and postretirement benefit plan costs and obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for information related to recently issued and adopted FASB guidance.
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
Interest Rate Risk
Fixed Rate Debt
Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the revolving credit agreement and commercial paper, was $7,088 million and $6,918 million at December 31, 2025 and 2024, respectively. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the revolving credit agreement and commercial paper, was $7,651 million and $7,645 million at December 31, 2025 and 2024, respectively. An increase in interest rates of 10% at December 31, 2025 and 2024 would decrease the fair value of debt by $267 million and $292 million, respectively, at that date, and a decrease in interest rates of 10% at December 31, 2025 and 2024 would increase the fair value of debt by $291 million and $319 million, respectively, at that date.
Revolving Credit Agreement
At December 31, 2025 and 2024, we had a consolidated total of $589 million and $247 million, respectively, outstanding under our revolving credit agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. A 10% increase or decrease in borrowing rates under the revolving credit agreement compared to the weighted average rates in effect at December 31, 2025 and 2024 would increase or decrease annual interest expense by $3 million and $1 million, respectively, at borrowing levels consistent with amounts outstanding at the end of each of the respective periods.

Commercial Paper
At December 31, 2025, ITC Holdings had $237 million of commercial paper issued and outstanding under the commercial paper program. At December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the commercial paper program. Due to the short-term nature of these financial instruments, the carrying value approximates fair value. A 10% increase or decrease in annual interest rates for commercial paper compared to the weighted average interest rates in effect at December 31, 2025 would increase or decrease annual interest expense, net by $1 million, at levels consistent with amounts issued and outstanding at the end of the period.
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
During 2024, we terminated $300 million of 10-year U.S. Treasury rate lock contracts that managed interest rate risk associated with the ITC Holdings 5.65% Senior Notes, due May 9, 2034. During 2025, there were no interest rate swap contracts terminated. At December 31, 2025 and 2024, we held 5-year interest rate swap contracts with a notional amount of $755 million and $135 million, respectively, which manage interest rate risk associated with the forecasted future issuance of fixed-rate debt at ITC Holdings. See Note 9 to the consolidated financial statements for additional information.
Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 23.0%, 22.4% and 21.7%, respectively, or $403 million, $392 million and $381 million, respectively, of our consolidated billed revenues for the year ended December 31, 2025. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the net refund of 2023 revenue accruals and deferrals and exclude any amounts for the 2025 revenue accruals and deferrals that were included in our 2025 operating revenues but will not be billed to our customers until 2027.
For the year ended December 31, 2024, our credit risk was primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 23.0%, 21.9% and 22.7%, respectively, or $375 million, $357 million and $370 million, respectively, of our consolidated billed revenues. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the refund of 2022 revenue accruals and deferrals and exclude any amounts for the 2024 revenue accruals and deferrals that were included in our 2024 operating revenues but will not be billed to our customers until 2026.
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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ITC Holdings Corp.
Novi, Michigan

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of ITC Holdings Corp. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
The Company’s Regulated Operating Subsidiaries are subject to rate regulation by the Federal Energy Regulatory Commission (the “regulatory agency”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The cost-

based Formula Rates at the Company’s Regulated Operating Subsidiaries recover expenses and earn an authorized return on, and recovery of the Company’s investments in property, plant and equipment on a current basis and include a true-up mechanism. Regulatory decisions and legal challenges can have an impact on rates, recovery of certain costs, including the costs of transmission assets and regulatory assets, operating-related matters, timing of actual collections or refunds, and the return on equity. Accounting for the economics of rate regulation impacts certain financial statement line items and disclosures.
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
February 11, 2026

We have served as the Company’s auditor since 2001.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions of USD, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$13	$19
Accounts receivable	164	160
Inventory	85	78
Regulatory assets	28	21
Prepaid and other current assets	28	23
Total current assets	318	301
Property, plant and equipment (net of accumulated depreciation and amortization of $2,892 and $2,715, respectively)	13,196	12,129
Other assets
Goodwill	950	950
Regulatory assets	197	187
Other assets	173	154
Total other assets	1,320	1,291
TOTAL ASSETS	$14,834	$13,721
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$141	$142
Accrued compensation	71	57
Accrued interest	77	77
Accrued taxes	81	77
Regulatory liabilities	23	67
Refundable deposits and advances for construction	54	44
Debt maturing within one year	636	—
Other current liabilities	25	20
Total current liabilities	1,108	484
Accrued pension and postretirement liabilities	27	39
Deferred income taxes	1,662	1,521
Regulatory liabilities	759	729
Long-term debt	7,840	7,892
Other liabilities	81	62
Commitments and contingent liabilities (Notes 6 and 17)
TOTAL LIABILITIES	11,477	10,727
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding at December 31, 2025 and 2024	892	892
Retained earnings	2,444	2,074
Accumulated other comprehensive income	21	28
Total stockholder’s equity	3,357	2,994
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,834	$13,721
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
OPERATING REVENUES
Transmission and other services	$1,775	$1,613	$1,562
Formula Rate true-up	11	12	(17)
Total operating revenues	1,786	1,625	1,545
OPERATING EXPENSES
Operation and maintenance	116	111	109
General and administrative	153	121	111
Depreciation and amortization	349	326	307
Taxes other than income taxes	181	154	145
Other operating expenses (income), net	—	(1)	(1)
Total operating expenses	799	711	671
OPERATING INCOME	987	914	874
OTHER EXPENSES (INCOME)
Interest expense, net	364	348	315
Allowance for equity funds used during construction	(44)	(44)	(43)
Other expenses (income), net	(11)	(22)	(17)
Total other expenses (income)	309	282	255
INCOME BEFORE INCOME TAXES	678	632	619
INCOME TAX PROVISION	159	148	156
NET INCOME	519	484	463
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments, net of tax	(7)	(1)	2
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(7)	(1)	2
TOTAL COMPREHENSIVE INCOME	$512	$483	$465
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Stockholder's
(In millions of USD)	Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2022	$892	$1,753	$27	$2,672
Net income	—	463	—	463
Dividends to ITC Investment Holdings	—	(283)	—	(283)
Other comprehensive income, net of tax	—	—	2	2
BALANCE, DECEMBER 31, 2023	$892	$1,933	$29	$2,854
Net income	—	484	—	484
Dividends to ITC Investment Holdings	—	(343)	—	(343)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, DECEMBER 31, 2024	$892	$2,074	$28	$2,994
Net income	—	519	—	519
Dividends to ITC Investment Holdings	—	(149)	—	(149)
Other comprehensive loss, net of tax	—	—	(7)	(7)
BALANCE, DECEMBER 31, 2025	$892	$2,444	$21	$3,357
See notes to consolidated financial statements.

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$519	$484	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	349	326	307
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(31)	(20)	8
Deferred income tax expense	119	93	105
Allowance for equity funds used during construction	(44)	(44)	(43)
Share-based compensation	37	15	15
Other	(4)	(15)	10
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(11)	(13)	2
Accounts payable	2	8	(4)
Accrued interest	—	(3)	12
Accrued compensation	(4)	(7)	(9)
Accrued taxes	4	3	3
Other current and non-current assets and liabilities, net	(40)	11	(20)
Net cash provided by operating activities	896	838	849
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,315)	(1,062)	(818)
Other	(5)	(14)	(18)
Net cash used in investing activities	(1,320)	(1,076)	(836)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	—	884	889
Borrowings under revolving credit agreements	1,522	1,134	1,196
Net issuance (repayments) of commercial paper	237	—	(134)
Repayments of long-term debt	—	(525)	(250)
Repayments of revolving credit agreements	(1,180)	(1,198)	(1,093)
Dividends to ITC Investment Holdings	(149)	(343)	(283)
Refundable deposits from generators for transmission network upgrades	29	9	34
Repayments of refundable deposits from generators for transmission network upgrades	(22)	(23)	(35)
Other	(1)	(6)	(10)
Net cash provided by (used in) financing activities	436	(68)	314
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12	(306)	327
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	27	333	6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$39	$27	$333
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
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
Enhancements to Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance modifying the disclosure requirements for income tax. This update is intended to provide investors information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Notable changes include disaggregation of income tax information by jurisdiction and changes to the presentation of information for the reconciliation of effective tax rates. We have adopted this new authoritative guidance effective January 1, 2025, and it is reflected in our consolidated financial statements on a retrospective basis. See Notes 10 and 18 for affected disclosures.
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
Property, Plant and Equipment — Property, plant and equipment at our Regulated Operating Subsidiaries, including capital equipment expected to be used exclusively for capital projects, is stated at its original cost when first devoted to utility service. The gross book value of assets retired less salvage proceeds is charged to accumulated depreciation. The provision for depreciation of transmission assets is a significant component of our Regulated Operating Subsidiaries’ cost of service under FERC-approved rates. Periodically, we perform depreciation studies of the assets at our Regulated Operating Subsidiaries. The results of these studies are submitted to and require approval from the FERC prior to changing our depreciation rates. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. The composite depreciation rate for our Regulated Operating Subsidiaries included in our consolidated statements of comprehensive income was 2.4% for each of the years ended December 31, 2025, 2024 and 2023. The composite depreciation rates include depreciation primarily on transmission station equipment, towers, poles and overhead and underground lines that have a useful life ranging from 43 to 70 years. The portion of depreciation expense related to asset removal costs is added to regulatory liabilities or deducted from regulatory assets and removal costs incurred are deducted from regulatory liabilities or added to regulatory assets.
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
Goodwill — Goodwill is not subject to amortization; however, goodwill is required to be assessed for impairment, and a resulting write-down, if any, is to be reflected in operating expenses. We have goodwill recorded relating to our acquisitions of ITCTransmission and METC, and ITC Midwest’s acquisition of the IP&L transmission assets. Goodwill is reviewed at the reporting unit level at least annually for impairment and whenever facts or circumstances indicate that the value of goodwill may be impaired. Our reporting units are ITCTransmission, METC and ITC Midwest as each entity represents an individual operating segment to which goodwill has been assigned. At December 31, 2025 and 2024, we had goodwill balances recorded at ITCTransmission, METC and ITC Midwest of $173 million, $454 million and $323 million, respectively.

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
We completed our annual goodwill impairment test for our reporting units as of October 1, 2025 and determined that no impairment exists. There were no events subsequent to October 1, 2025 that indicated impairment of our goodwill.
Deferred Financing Fees and Discount on Debt — Costs related to the issuance of long-term debt are generally recorded as a direct deduction from the carrying amount of the related debt and amortized over the life of the debt. Debt issuance costs incurred prior to the associated debt funding are presented as an asset. Unamortized debt issuance costs associated with the revolving credit agreement, commercial paper and other similar arrangements are presented as an asset (regardless of whether there are any amounts outstanding under those credit facilities) and amortized over the life of the particular arrangement. The debt discount related to the issuance of long-term debt is recorded to long-term debt and amortized over the life of the debt.
Asset Retirement Obligations — A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within our control. We have identified conditional asset retirement obligations primarily associated with the removal of equipment containing polychlorinated biphenyls and asbestos. We record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount. We recognize regulatory assets for the timing differences between the incurred costs to settle our legal asset retirement obligations and the recognition of such obligations as applicable for our Regulated Operating Subsidiaries. Our asset retirement obligations of $4 million as of December 31, 2025 and 2024, are included in other liabilities on the consolidated statements of financial position.
Derivatives and Hedging — We may use derivative financial instruments to manage our exposure to fluctuations in interest rates. For derivative instruments that have been designated and qualify as cash flow hedges of the exposure to variability in expected future cash flows, the unrealized gain or loss on the derivative is initially reported, net of tax, as a component of other comprehensive income (loss) and reclassified to the consolidated statements of comprehensive income when the underlying hedged transaction affects net income. Cash flows related to derivative instruments are classified in the consolidated statements of cash flows within cash flows from operating activities. The fair values of derivatives are recognized as current or long-term assets and liabilities depending on the timing of settlements and resulting cash flows. See Note 9 for information regarding derivative instruments.
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
The accounting standards for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for tax positions taken, or expected to be taken, in a tax return that may not be sustainable. As of December 31, 2025, we have not recognized any uncertain income tax positions.

We are a part of the FortisUS consolidated federal and Michigan income tax returns and we are a party to an intercompany tax sharing agreement that establishes the method for determining tax liabilities that are due and allocating tax attributes that are utilized on the consolidated income tax returns. We continue to file with various other state and city jurisdictions where we have a separate return filing obligation. The FortisUS consolidated federal tax returns are no longer subject to U.S. federal tax examinations for tax years 2021 and earlier. State and city jurisdictions that remain subject to examination range from tax years 2021 to 2024. In the event we are assessed interest or penalties by any income tax jurisdictions, interest and penalties would be recorded to interest expense, net and other expenses (income), net, respectively, in our consolidated statements of comprehensive income. See Notes 10 and 18 for additional discussion on income taxes.
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
Transmission service revenue includes an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of transmission network load (for the MISO Regulated Operating Subsidiaries) and preliminary information provided by billing agents. Due to the seasonal fluctuations of actual load, the unbilled revenue amount generally increases during the spring and summer and decreases during the fall and winter. See Note 5 for balances of unbilled accounts receivable.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, amounts from providing ancillary services relating to customer-owned plant assets and generator interconnection annual maintenance fees. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the consolidated statements of comprehensive income was $4 million for each of the years ended December 31, 2025 and 2024 and $6 million for the year ended December 31, 2023.

5.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the consolidated statements of financial position:

	December 31,
(In millions of USD)	2025	2024
Trade accounts receivable	$9	$2
Unbilled accounts receivable	138	135
Other	17	23
Total accounts receivable	$164	$160
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

The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the year ended December 31, 2025:

(In millions of USD)	Total
Net regulatory liabilities as of December 31, 2024	$(8)
Net refund of 2023 revenue deferrals and accruals, including accrued interest	21
Net revenue accruals, including accrued interest	11
Net accrued interest payable	(1)
Net regulatory assets as of December 31, 2025	$23
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of December 31, 2025, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
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

7.    REGULATORY ASSETS AND LIABILITIES
The following table summarizes the regulatory asset and liability balances:

	December 31,
(In millions of USD)	2025	2024
Regulatory assets:
Current:
Revenue accruals (including accrued interest of $2 and $2, respectively) (a)	$28	$21
Total current	28	21
Non-current:
Revenue accruals (including accrued interest of $1 and $1, respectively) (a)	33	26
Income taxes recoverable related to AFUDC equity	153	141
Pensions and postretirement	1	8
Other	10	12
Total non-current	197	187
Total regulatory assets	$225	$208
Regulatory liabilities:
Current:
Revenue deferrals (including accrued interest of $2 and $4, respectively) (a)	$16	$40
Refund related to the October 2024 Order (including accrued interest of $2 and $6, respectively) (b)	7	27
Total current	23	67
Non-current:
Revenue deferrals (including accrued interest of $1 and $1, respectively) (a)	22	15
Pensions and postretirement	73	68
Accrued asset removal costs	172	141
Refundable excess deferred state income taxes	51	52
Refundable excess deferred federal income taxes	441	453
Total non-current	759	729
Total regulatory liabilities	$782	$796
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
Refundable Excess Deferred State Income Taxes
As a result of reductions in corporate income tax rates in certain states we operate in, we were required to revalue our deferred tax balances at the new corporate income tax rates, which resulted in lower net deferred tax liabilities and the recording of a regulatory liability for excess deferred taxes at certain of our Regulated Operating Subsidiaries. Amortization of the excess deferred taxes is determined based on the remaining book lives of utility plant. During each of the years ended December 31, 2025 and 2024, we recorded $1 million of amortization related to the excess deferred taxes to income tax provision in our consolidated statements of comprehensive income.
Refundable Excess Deferred Federal Income Taxes
Under the Tax Cuts and Jobs Act of 2017, we were required to revalue our deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of the enactment of the act, which resulted in lower net deferred tax liabilities and the establishment of a net regulatory liability for excess deferred taxes at our Regulated Operating Subsidiaries. Amortization of the excess deferred taxes is determined based on a method associated with the related public utility property and returned to customers. During each of the years ended December 31, 2025 and 2024, we recorded $9 million of amortization related to the excess deferred taxes to income tax provision in our consolidated statements of comprehensive income.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	December 31,
(In millions of USD)	2025	2024
Property, plant and equipment
Regulated Operating Subsidiaries:
Property, plant and equipment	$14,949	$13,913
Construction work in progress	821	670
Capital equipment	192	160
Other	111	87
ITC Holdings and other	15	14
Total	16,088	14,844
Less: Accumulated depreciation and amortization	(2,892)	(2,715)
Property, plant and equipment, net	$13,196	$12,129
Additions to property, plant and equipment and construction work in progress during 2025 and 2024 were due primarily to projects to upgrade or replace existing transmission plant and update grid security to improve the reliability of our transmission systems as well as transmission infrastructure to support generator interconnections and investments that provide regional benefits.
Depreciation and amortization expense on property, plant and equipment was $346 million, $320 million and $300 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Our Regulated Operating Subsidiaries capitalize to property, plant and equipment AFUDC in accordance with FERC regulations. AFUDC represents the composite cost incurred to fund the construction of assets, including interest expense and return on equity. The interest component of AFUDC was a reduction to interest expense of

$12 million for each of the years ended December 31, 2025 and 2024 and $11 million for the year ended December 31, 2023.

9.    DEBT
Amounts of outstanding debt were classified as debt maturing within one year and long-term debt on the consolidated statements of financial position as follows:

	December 31,
(In millions of USD)	2025	2024
ITC Holdings 6.375% Senior Notes, due September 30, 2036	$200	$200
ITC Holdings 5.30% Senior Notes, due July 1, 2043	300	300
ITC Holdings 3.25% Notes, due June 30, 2026 (a)	400	400
ITC Holdings 3.35% Senior Notes, due November 15, 2027	500	500
ITC Holdings 2.95% Senior Notes, due May 14, 2030	700	700
ITC Holdings 4.95% Senior Notes, due September 22, 2027	900	900
ITC Holdings 5.40% Senior Notes, due June 1, 2033	500	500
ITC Holdings 5.65% Senior Notes, due May 9, 2034	400	400
ITC Holdings Commercial Paper Program (a)	237	—
ITCTransmission 6.125% First Mortgage Bonds, Series C, due March 31, 2036	100	100
ITCTransmission 4.625% First Mortgage Bonds, Series E, due August 15, 2043	285	285
ITCTransmission 4.27% First Mortgage Bonds, Series F, due June 10, 2044	100	100
ITCTransmission 4.00% First Mortgage Bonds, Series G, due March 30, 2053	225	225
ITCTransmission 3.30% First Mortgage Bonds, Series H, due August 28, 2049	75	75
ITCTransmission 2.93% First Mortgage Bonds, Series I, due January 14, 2052	20	20
ITCTransmission 2.93% First Mortgage Bonds, Series J, due January 14, 2052	130	130
ITCTransmission 5.11% First Mortgage Bonds, Series K, due January 23, 2029	75	75
ITCTransmission 5.38% First Mortgage Bonds, Series L, due January 23, 2034	75	75
METC 5.64% Senior Secured Notes, due May 6, 2040	50	50
METC 3.98% Senior Secured Notes, due October 26, 2042	75	75
METC 4.19% Senior Secured Notes, due December 15, 2044	150	150
METC 3.90% Senior Secured Notes, due April 26, 2046	200	200
METC 4.55% Senior Secured Notes, Series A, due January 15, 2049	50	50
METC 4.65% Senior Secured Notes, Series B, due July 10, 2049	50	50
METC 3.02% Senior Secured Notes, due October 14, 2055	150	150
METC 2.90% Senior Secured Notes, Series A, due August 3, 2051	75	75
METC 3.05% Senior Secured Notes, Series B, due May 10, 2052	75	75
METC 5.65% Senior Secured Notes, Series A, due November 1, 2028	90	90
METC 5.98% Senior Secured Notes, Series B, due January 16, 2034	85	85
ITC Midwest 6.15% First Mortgage Bonds, Series A, due January 31, 2038	175	175
ITC Midwest 3.50% First Mortgage Bonds, Series E, due January 19, 2027	100	100
ITC Midwest 4.09% First Mortgage Bonds, Series F, due April 30, 2043	100	100
ITC Midwest 3.83% First Mortgage Bonds, Series G, due April 7, 2055	225	225
ITC Midwest 4.16% First Mortgage Bonds, Series H, due April 18, 2047	200	200
ITC Midwest 4.32% First Mortgage Bonds, Series I, due November 1, 2051	175	175
ITC Midwest 3.13% First Mortgage Bonds, Series J, due July 15, 2051	180	180
ITC Midwest 3.87% First Mortgage Bonds, Series K, due October 12, 2027	75	75
ITC Midwest 4.53% First Mortgage Bonds, Series L, due October 12, 2052	75	75
ITC Midwest 4.88% First Mortgage Bonds, Series M, due December 10, 2035	125	125
ITC Midwest 5.25% First Mortgage Bonds, Series N, due December 10, 2043	125	125
ITC Great Plains 4.16% First Mortgage Bonds, Series A, due November 26, 2044	100	100
Revolving Credit Agreement, due April 14, 2028	589	247
Other	2	2
Total principal	8,518	7,939
Unamortized deferred financing fees and discount (b)	(41)	(47)
Unamortized discount related to commercial paper (a)	(1)	—
Total debt	$8,476	$7,892
____________________________
(a)As of December 31, 2025 there was $636 million, net of unamortized deferred financing fees and discount, of debt included within debt maturing within one year on the consolidated statements of financial position. At December 31, 2024 there was no debt maturing within one year on the consolidated statements of financial position.

(b)We recorded $7 million for each of the years ended December 31, 2025 and 2024 and $6 million for the year ended December 31, 2023 to interest expense for the amortization of deferred financing fees and debt discounts.
The annual maturities of debt as of December 31, 2025 are as follows:

(In millions of USD)
2026	$637
2027	1,575
2028	679
2029	75
2030	700
2031 and thereafter	4,852
Total	$8,518
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
Commercial Paper Program
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate amount not to exceed $400 million outstanding at any one time. As of December 31, 2025, ITC Holdings had $236 million of commercial paper, net of discount, issued and outstanding under the program, with a weighted average interest rate of 4.02% and weighted average remaining days to maturity of 35 days. The amount outstanding as of December 31, 2025 was classified as debt maturing within one year in the consolidated statements of financial position. As of December 31, 2024, ITC Holdings did not have any commercial paper issued and outstanding under the program. The Company’s revolving credit agreement may be used to repay commercial paper issued pursuant to the commercial paper program.
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
METC
Senior Secured Notes
On January 14, 2026, METC completed a private offering of Senior Secured Notes totaling an aggregate principal amount of $250 million. The offering consisted of an issuance on January 14, 2026 of $125 million of 5.08% Series A Senior Secured Notes due January 14, 2036 and $125 million of 5.71% Series B Senior Secured Notes due January 14, 2046. The proceeds from the Senior Secured Notes were used to repay indebtedness under the revolving credit agreement and intercompany loan agreement, to partially fund capital expenditures and for general corporate purposes.
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
Revolving Credit Agreement
At December 31, 2025, we had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$350	$—	$350	—%	0.175%
ITCTransmission	175	171	4	4.77%	0.100%
METC	215	180	35	4.77%	0.100%
ITC Midwest	185	173	12	4.77%	0.100%
ITC Great Plains	75	65	10	4.77%	0.100%
Total	$1,000	$589	$411
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

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Gain (Loss) on Derivatives (a)	Term (In years)	Effective Date
Outstanding derivative instruments
Interest rate swaps	$560	3.54%	$—	5	Q2 2026
Interest rate swaps	195	3.51%	—	5	Q3 2027
Settled derivative instruments
U.S. Treasury rate lock contracts	500	3.46%	4	10	Q2 2023
U.S. Treasury rate lock contracts	300	4.66%	(3)	5	Q2 2024
____________________________
(a)This amount, recorded net of tax in AOCI, is amortized as a component of interest expense over the term of the derivative instrument as the forecasted transactions affect earnings. See Note 13 for additional information.
10.    INCOME TAXES
For the years ended December 31, 2025, 2024 and 2023, our effective tax rates were 23.5%, 23.4% and 25.2%, respectively. Our effective tax rate varied from the statutory federal income tax rate due to differences between the book and tax treatment of various transactions as follows:

	Year Ended December 31,
(In millions of USD)	2025		2024		2023
Income before income taxes	$678		$632		$619
Income tax expense at 21% federal statutory rate	142	21.0%	133	21.0%	130	21.0%
State income tax expense net of federal benefit (a)	32	4.7%	31	4.9%	41	6.6%
Nontaxable or nondeductible items	1	0.1%	—	—%	1	0.2%
Other Adjustments:
AFUDC equity	(7)	(1.0)%	(7)	(1.1)%	(7)	(1.1)%
Amortization of revalued deferred federal income taxes	(9)	(1.3)%	(9)	(1.4)%	(9)	(1.5)%
Total income tax provision	$159	23.5%	$148	23.4%	$156	25.2%
____________________________
(a)Michigan makes up the majority (greater than 50 percent) of the state income tax expense net of federal benefit category. Amounts for the year ended December 31, 2023 include $6 million related to the remeasurement of certain deferred tax balances and NOLs due to the Iowa corporate income tax rate reduction from 8.4% to 7.1%.

Components of the income tax provision were as follows:

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
Current income tax expense
Federal income tax	$35	$48	$45
State income tax	5	7	6
Total current income tax expense	40	55	51
Deferred income tax expense
Federal income tax	92	69	69
State income tax	27	24	36
Total deferred income tax expense	119	93	105
Total income tax provision	$159	$148	$156
Deferred income tax assets (liabilities) consisted of the following:

	December 31,
(In millions of USD)	2025	2024
Property, plant and equipment	$(1,704)	$(1,573)
Goodwill	(148)	(147)
Regulatory liability gross up due to change in federal income tax rate	112	115
Pension and postretirement liabilities	21	21
State income tax NOLs (net of federal benefit)	37	41
Valuation allowance	(1)	(4)
Other, net	21	26
Net deferred income tax liabilities	$(1,662)	$(1,521)
Gross deferred income tax liabilities	$(1,890)	$(1,752)
Gross deferred income tax assets	229	235
Valuation allowance	(1)	(4)
Net deferred income tax liabilities	$(1,662)	$(1,521)
We had state income tax NOLs as of December 31, 2025, which expire in the years 2026 to 2041 or are indefinite. We expect to utilize the majority of these state NOLs prior to their expiration. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized and have recorded a valuation allowance accordingly.
11.    RETIREMENT BENEFITS AND ASSETS HELD IN TRUST
Pension and Postretirement Plan Benefits
We have a qualified defined benefit pension plan (the “retirement plan”) for eligible employees, comprised of a traditional final average pay plan and a cash balance plan. The traditional final average pay plan is noncontributory, covers select employees, and provides retirement benefits based on years of benefit service, average final compensation and age at retirement. The cash balance plan is also noncontributory, covers substantially all employees and provides retirement benefits based on eligible compensation and interest credits. Our funding practice for the retirement plan is generally to fund the annual net pension cost, though we may adjust our funding as necessary based on consideration of federal funding requirements, the funded status of the plan, and other considerations as we deem appropriate. We made contributions to the retirement plan of $4 million in each of 2025 and 2024. We did not contribute to the retirement plan in 2023. We expect to contribute $3 million to the retirement plan in 2026.
We also have two supplemental nonqualified, noncontributory, defined benefit pension plans for selected management employees (the “supplemental benefit plans” and, collectively with the retirement plan, the

“pension plans”). The supplemental benefit plans provide for benefits that supplement those provided by the retirement plan. The obligations under these supplemental benefit plans are included in the pension benefit obligation calculations below. The investments held in trust for the supplemental benefit plans of $45 million at each of the years ended December 31, 2025 and 2024, are not included in the plan asset amounts presented throughout this footnote, but are included in other assets on our consolidated statements of financial position. We contributed less than $1 million in 2025 and $1 million in each of 2024 and 2023 to the supplemental benefits plan.
We provide certain postretirement health care, dental and life insurance benefits for eligible employees (the “postretirement benefit plan”). We did not contribute to the postretirement benefit plan in 2025 and 2024. We contributed $1 million to the postretirement benefit plan in 2023. We do not expect to contribute to the postretirement benefit plan in 2026.
Net periodic benefit cost/(credit) by component for the pension plans and postretirement benefit plan was as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
(In millions of USD)	2025	2024	2023	2025	2024	2023
Service cost	$8	$8	$7	$7	$7	$7
Interest cost	7	7	6	6	5	5
Expected return on plan assets	(8)	(8)	(6)	(8)	(8)	(6)
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of unrecognized loss/(gain)	—	—	—	(5)	(5)	(4)
Net periodic benefit cost/(credit)	$7	$7	$7	$—	$(1)	$1

The following table reconciles the obligations, assets and funded status of the pension plans and postretirement benefit plan as well as the presentation of the funded status of the plans on the consolidated statements of financial position:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2025	2024	2025	2024
Change in Benefit Obligation:
Beginning projected benefit obligation / accumulated postretirement benefit obligation	$(139)	$(140)	$(110)	$(97)
Service cost	(8)	(8)	(7)	(7)
Interest cost	(7)	(7)	(6)	(5)
Actuarial net gain/(loss)	3	6	(6)	(3)
Benefits paid	10	8	3	3
Settlements	—	2	—	—
Plan participants’ contributions	—	—	(1)	(1)
Ending projected benefit obligation / accumulated postretirement benefit obligation	(141)	(139)	(127)	(110)
Change in Plan Assets:
Beginning plan assets at fair value	114	105	155	141
Actual return on plan assets	16	9	19	16
Employer contributions	4	4	—	—
Benefits paid	(6)	(4)	(3)	(3)
Plan participants’ contributions	—	—	1	1
Ending plan assets at fair value	128	114	172	155
Funded status, (underfunded)/overfunded	$(13)	$(25)	$45	$45
Accumulated benefit obligation:
Retirement plan	$(107)	$(92)	N/A	N/A
Supplemental benefit plans	(30)	(42)	N/A	N/A
Total accumulated benefit obligation	$(137)	$(134)	N/A	N/A
Amounts recorded as:
Funded Status:
Accrued pension and postretirement liabilities	$(27)	$(39)	$—	$—
Other non-current assets	18	19	45	45
Other current liabilities	(4)	(5)	—	—
Total	$(13)	$(25)	$45	$45
Unrecognized Amounts in Non-Current Regulatory Assets:
Net actuarial loss	$1	$8	$—	$—
Total	$1	$8	$—	$—
Unrecognized Amounts in Non-Current Regulatory Liabilities:
Net actuarial (gain)	$(11)	$(8)	$(61)	$(61)
Net prior service cost/(credit)	—	1	—	—
Total	$(11)	$(7)	$(61)	$(61)
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
The net actuarial gain for the year ended December 31, 2025 within the change in benefit obligation for the pension plans is primarily the result of an increase of $12 million related to demographic experience, partially offset by losses of $9 million due to decreases in the discount rates and increase in the interest credit rating. The net actuarial gain for the year ended December 31, 2024 within the change in benefit obligation for the pension plans is primarily the result of increases in the discount rates. The net actuarial loss for the year ended December 31, 2025 within the change in benefit obligation for the postretirement benefit plan is due to impacts of $3 million for demographic assumption changes and experience and $3 million due to financial assumptions changes, primarily due to the decrease in the discount rate.
The combined projected benefit obligation and fair value of plan assets for those plans in which the projected benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2025	2024
Projected benefit obligation	$(31)	$(44)
Fair value of plan assets (a)	—	—
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
The combined accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation is in excess of the fair value of plan assets are as follows:

	Pension Plans
	December 31,
(In millions of USD)	2025	2024
Accumulated benefit obligation	$(30)	$(42)
Fair value of plan assets (a)	—	—
____________________________
(a)The investments held in trust for our supplemental benefit plans are not included in the plan asset amounts presented herein, but are included in other assets on our consolidated statements of financial position.
Actuarial assumptions used to determine the net periodic benefit obligations for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Weighted average discount rate	5.34%	5.66%	5.19%	5.72%	5.86%	5.30%
Weighted average interest crediting rate	5.00%	4.50%	4.50%	N/A	N/A	N/A
Annual rate of salary increases	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Health care cost trend rate	N/A	N/A	N/A	6.75%	7.00%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2033	2033	2030
Annual rate of increase in dental benefit costs	N/A	N/A	N/A	4.50%	4.50%	4.50%

Actuarial assumptions used to determine the benefit cost for the pension plans and postretirement benefit plan are as follows:

	Pension Plans			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Weighted average discount rate — service cost	5.80%	5.26%	5.59%	6.04%	5.48%	5.83%
Weighted average discount rate — interest cost	5.40%	5.10%	5.40%	5.62%	5.17%	5.51%
Weighted average interest crediting rate	4.50%	4.50%	4.00%	N/A	N/A	N/A
Annual rate of salary increases	4.50%	4.50%	4.00%	4.50%	4.50%	4.00%
Health care cost trend rate	N/A	N/A	N/A	7.00%	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2033	2030	2030
Expected long-term rate of return on plan assets	7.00%	7.30%	6.90%	5.20%	5.50%	5.20%
At December 31, 2025, the projected benefit payments for the pension plans and postretirement benefit plan (including prescription drug benefits) calculated using the same assumptions as those used to calculate the benefit obligations described above are as follows:

(In millions of USD)	Pension Plans	Postretirement Benefit Plan
2026	$10	$3
2027	10	4
2028	10	4
2029	13	5
2030	14	5
2031 through 2035	65	37
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
As of December 31, 2025 and 2024, the plan assets of the retirement plan and postretirement benefit plan consisted of the following assets by category:

	Target Allocation	Pension Plans		Postretirement Benefit Plan
Asset Category	2025	2025	2024	2025	2024
Fixed income securities	50%	50%	51%	50%	50%
Equity securities	50%	50%	49%	50%	50%
Total	100%	100%	100%	100%	100%

We determine our expected long-term rate of return on plan assets based on the current and expected target allocations of the retirement plan and postretirement benefit plan investments and considering historical and expected long-term rates of return on comparable fixed income investments and equity investments.
We classify the plan assets related to our retirement plan and postretirement benefit plan based on the three-tier fair value hierarchy as discussed in Note 12, except for certain investments measured using NAV as a practical expedient for fair value. The following are descriptions of our investments held by the retirement plan and postretirement benefit plan trusts as well as the valuation methods and assumptions we use to estimate their fair values:
•Mutual funds: The mutual funds consist primarily of publicly traded mutual funds recorded at fair value based on observable trades for identical securities quoted in an active market. Investments in mutual funds sponsored by a registered investment company are valued based on exchange listed prices and are classified as Level 1 of the fair value hierarchy.
•Collective Investment Trust: The collective investment trust consists primarily of fixed income securities and is recorded at NAV which is provided by the fund sponsor. The collective investment trust investments offer daily liquidity. There are no unfunded commitments related to these funds. Investments in the collective investment trust are valued based on the NAV of units owned, which is based on the current fair value of the funds’ underlying assets. These investments are not classified within the hierarchy and instead are presented beneath the hierarchy given they are valued at NAV as a practical expedient.
For the years ended December 31, 2025 and 2024, the fair value of retirement plan and postretirement benefit plan assets were as follows:

	Pension Plans		Postretirement Benefit Plan
	December 31,		December 31,
(In millions of USD)	2025	2024	2025	2024
Financial assets categorized as Level 1:
Mutual funds — U.S. equity securities	$51	$45	$82	$74
Mutual funds — international equity securities	13	11	4	3
Mutual funds — fixed income securities	38	58	79	78
Total investments in the fair value hierarchy	102	114	165	155
Financial assets measured at NAV:
Collective investment trust — fixed income securities	26	—	7	—
Total investments	$128	$114	$172	$155
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $8 million for the year ended December 31, 2025 and $7 million for each of the years ended December 31, 2024 and 2023.
12.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2025 and 2024, there were no transfers between levels.

Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2025, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$3	$—	$—
Mutual funds — fixed income securities	41	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	3	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	4	—
Total	$59	$(1)	$—
Our assets measured at fair value subject to the three-tier hierarchy at December 31, 2024, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$1	$—	$—
Mutual funds — fixed income securities	42	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	4	—
Total	$58	$4	$—
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
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the years ended December 31, 2025 and 2024.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the revolving credit agreement and commercial paper, was $7,088 million and $6,918 million at December 31, 2025 and 2024, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-

term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the revolving credit agreement and commercial paper, was $7,651 million and $7,645 million at December 31, 2025 and 2024, respectively.
Revolving Credit Agreement
At December 31, 2025 and 2024, we had a consolidated total of $589 million and $247 million, respectively, outstanding under our revolving credit agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments including cash and cash equivalents and commercial paper, approximates their fair value due to the short-term nature of these instruments.
13.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table provides the components of changes in AOCI:

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
Balance at the beginning of period	$28	$29	$27
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $(1), $(1) and $—, respectively) (a)	(4)	(2)	(1)
(Loss) gain on interest rate swaps relating to interest rate cash flow hedges (net of tax of $(1), $— and $1, respectively)	(3)	1	3
Total other comprehensive (loss) income, net of tax	(7)	(1)	2
Balance at the end of period	$21	$28	$29
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending December 31, 2026 is expected to be approximately $6 million (net of tax of $2 million).
14.    SHARE-BASED COMPENSATION
We recorded share-based compensation costs as follows:

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
Operation and maintenance expenses	$2	$2	$2
General and administrative expenses	35	13	13
Amounts capitalized to property, plant and equipment	12	12	8
Total share-based compensation costs	$49	$27	$23
Total tax benefit recognized in the consolidated statements of comprehensive income	$13	$7	$6
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
The following table shows the changes in PBUs during the year ended December 31, 2025:

Number of
Performance
Based Units
PBUs at December 31, 2024	898,994
Granted	383,382
Vested and paid out	(260,895)
Forfeited	(24,366)
PBUs at December 31, 2025	997,115
The following table presents the classification on the consolidated statements of financial position of obligations related to outstanding PBUs not yet settled:

	December 31,
(In millions of USD)	2025	2024
Accrued compensation	$24	$10
Other long-term liabilities	26	17
Total	$50	$27
The aggregate fair value of PBUs as of December 31, 2025 and 2024 was $68 million and $37 million, respectively. At December 31, 2025, $18 million of total unrecognized compensation cost related to PBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.8 years.
Service-Based Units
The SBUs are measured at fair value at the end of each reporting period, which will fluctuate based on the price of Fortis common stock. The SBUs earn dividend equivalents which are also re-measured based on the price of Fortis common stock and settled in cash at the end of the vesting period.
The following table shows the changes in SBUs during the year ended December 31, 2025:

Number of
Service
Based Units
SBUs at December 31, 2024	711,973
Granted	304,443
Vested and paid out	(197,988)
Forfeited	(24,366)
SBUs at December 31, 2025	794,062
The following table presents the classification on the consolidated statements of financial position of obligations related to outstanding SBUs not yet settled:

	December 31,
(In millions of USD)	2025	2024
Accrued compensation	$12	$9
Other long-term liabilities	17	13
Total	$29	$22

The aggregate fair value of SBUs as of December 31, 2025 and 2024 was $41 million and $31 million, respectively. At December 31, 2025, $12 million of the total unrecognized compensation cost related to SBUs not yet vested is expected to be recognized over the remaining weighted average period of 1.8 years.
15.    JOINTLY OWNED UTILITY PLANT/COORDINATED SERVICES
As of December 31, 2025, the following summarizes our Regulated Operating Subsidiaries’ jointly-owned transmission assets:

(In millions of USD except for ownership interest)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress
Huntley Wilmarth (a)	50.0%	$57	$6	$—
Cardinal Hickory Creek (b)	91.0%	305	13	—
Other (c)
ITCTransmission	49.6%	45	19	—
METC	various	98	45	—
ITC Midwest	various	98	22	2
ITC Great Plains	49.0%	33	6	—
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
Periodically, we pay dividends to ITC Investment Holdings as shown in the consolidated statements of cash flows. On February 2, 2026, our Board of Directors approved a $72 million dividend to ITC Investment Holdings that is expected to be paid on February 27, 2026.
We are organized as a corporation for tax purposes and subject to a tax sharing agreement as a wholly-owned subsidiary of ITC Investment Holdings. Additionally, we record income taxes based on our separate company tax position and make or receive tax-related payments with ITC Investment Holdings. See Note 18 for information on income tax payments made to ITC Investment Holdings.

	December 31,
(In millions of USD)	2025	2024
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$1	$1
Net income tax receivable from ITC Investment Holdings (a)	2	—
Net income tax payable to ITC Investment Holdings (b)	—	7
__________________________
(a)Recorded in prepaid and other current assets on the consolidated statements of financial position.
(b)Recorded in accrued taxes on the consolidated statements of financial position.

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
Statements of comprehensive income activity:
Billed from Fortis and Fortis affiliates (a)	$14	$13	$12
Billed to Fortis and Fortis affiliates (b)	3	4	3
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
October 2024 Order
On October 17, 2024, in response to the August 2022 D.C. Circuit Court decision, the FERC issued the October 2024 Order that revised the methodology used to determine base ROE put forth in the May 2020 Order. In this order, the FERC removed the use of the risk premium model from the calculation, while maintaining other modifications to the methodology as described in previous orders on the MISO ROE Complaints. By applying the revised methodology, the FERC determined that the base ROE for the Initial

Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from the date of the order issued by the FERC on September 28, 2016 prospectively. The FERC ordered refunds to be made in accordance with the order by December 1, 2025. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. Certain MISO TOs, including us, filed a request for rehearing on November 18, 2024 and filed an appeal of the order with the D.C. Circuit Court on January 31, 2025. The request for rehearing and appeal primarily focused on the prospective refund period and the related interest. On March 25, 2025, the FERC issued an order addressing requests for rehearing that made no changes to the October 2024 Order, including the required refunds from September 28, 2016 to the October 2024 Order. The FERC further rejected the MISO TOs’ request that the FERC decline to award interest on any refunds that it ordered the MISO TOs to pay. On August 14, 2025, the MISO TOs filed a petitioner brief with the D.C. Circuit Court in the consolidated appeal challenging the FERC’s orders on the matters of the duration of the refund period and the failure of FERC to directly dismiss the second complaint as unlawful. Timing of a decision on the appeal is unknown. On September 22, 2025, MISO and the MISO TOs requested an extension of the refund resettlement period until June 30, 2026. On November 6, 2025, the FERC partially approved the request for extension of the refund resettlement period until May 1, 2026 and we are working with MISO to determine the resettlement schedule for remaining refunds.
During 2025, we made refund payments of $21 million in accordance with the refund provisions of the order. As of December 31, 2025 and 2024, the aggregate refund liability in current regulatory liabilities was $7 million and $27 million, respectively, and included interest of $2 million and $6 million, respectively.
See Note 6 for a summary of our authorized ROE, which is composed of our base ROE and incentive adders for transmission rates.
Purchase Obligations
At December 31, 2025, we had purchase obligations of $300 million representing commitments for materials, services and equipment that had not been received as of December 31, 2025, primarily for construction and maintenance projects for which we have an executed contract. Of these purchase obligations, $243 million is expected to be paid in 2026, with the majority of the items related to materials and equipment that have long production lead times.
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
Concentration of Credit Risk
Our credit risk is primarily with DTE Electric, Consumers Energy and IP&L, which were responsible for approximately 23.0%, 22.4% and 21.7%, respectively, or $403 million, $392 million and $381 million, respectively, of our consolidated billed revenues for the year ended December 31, 2025. This portion of total billed revenues of DTE Electric, Consumers Energy and IP&L include the net refund of 2023 revenue accruals and deferrals and exclude any amounts for the 2025 revenue accruals and deferrals that were included in our 2025 operating revenues but will not be billed to our customers until 2027. Under DTE Electric’s and Consumers Energy’s current rate structure, DTE Electric and Consumers Energy include in their retail rates the actual cost of transmission services provided by ITCTransmission and METC, respectively, in their billings to their customers, effectively passing through to end-use consumers the total cost of transmission service. IP&L currently includes in their retail rates an allowance for transmission services provided by ITC Midwest in their billings to their customers. However, any financial difficulties experienced by DTE Electric, Consumers Energy or IP&L may affect their ability to make payments for transmission service to ITCTransmission, METC, and ITC Midwest, which could negatively impact our business. MISO, as our MISO Regulated Operating Subsidiaries’ billing agent, bills DTE Electric, Consumers Energy, IP&L and other customers on a monthly basis and collects fees for the use of the MISO Regulated Operating Subsidiaries’ transmission systems. SPP is the billing agent for ITC Great Plains and bills transmission customers for the use of ITC Great Plains transmission systems. MISO and SPP have implemented strict credit policies for its members’ customers, which include customers using our transmission systems. Specifically, MISO and SPP require a letter of credit or cash deposit equal to the credit exposure, which is determined by a credit scoring model and other factors, from any customer using a member’s transmission system.
18.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated statements of financial position that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
(In millions of USD)	2025	2024	2023
Cash and cash equivalents	$13	$19	$328
Restricted cash included in other non-current assets	26	8	5
Total cash, cash equivalents and restricted cash	$39	$27	$333

Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
Interest paid (net of interest capitalized)	$370	$340	$296
Income taxes paid net of refunds:
Federal income taxes paid to ITC Investment Holdings	43	47	42
Michigan income taxes paid to ITC Investment Holdings	5	6	7
Income taxes paid directly to various state jurisdictions	2	1	—
Total income taxes paid	50	54	49
Non-cash investing and financing activities:
Additions to property, plant and equipment (a)	155	153	130
Allowance for equity funds used during construction	44	44	43
Other	7	—	1
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of December 31, 2025, 2024 or 2023, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.
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

	Regulated
	Operating	ITC Holdings	Reconciliations/
2025	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,824	$1	$(39)	$1,786
Depreciation and amortization	349	—	—	349
Interest expense, net	184	181	(1)	364
Other segment items (a)	397	36	(38)	395
Income (loss) before income taxes	894	(216)	—	678
Income tax provision (benefit)	215	(56)	—	159
Subsidiary net earnings	—	679	(679)	—
Net income	679	519	(679)	519
Property, plant and equipment, net	13,189	7	—	13,196
Goodwill	950	—	—	950
Total assets (b)	14,680	7,761	(7,607)	14,834
Capital expenditures	1,324	1	(10)	1,315

	Regulated
	Operating	ITC Holdings	Reconciliations/
2024	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,662	$—	$(37)	$1,625
Depreciation and amortization	326	—	—	326
Interest expense, net	173	175	—	348
Other segment items (a)	357	(1)	(37)	319
Income (loss) before income taxes	806	(174)	—	632
Income tax provision (benefit)	194	(46)	—	148
Subsidiary net earnings	—	612	(612)	—
Net income	612	484	(612)	484
Property, plant and equipment, net	12,122	7	—	12,129
Goodwill	950	—	—	950
Total assets (b)	13,556	7,135	(6,970)	13,721
Capital expenditures	1,072	—	(10)	1,062

	Regulated
	Operating	ITC Holdings	Reconciliations/
2023	Subsidiaries	and Other	Eliminations	Total
(In millions of USD)
Operating revenues	$1,581	$1	$(37)	$1,545
Depreciation and amortization	307	—	—	307
Interest expense, net	154	161	—	315
Other segment items (a)	344	(3)	(37)	304
Income (loss) before income taxes	776	(157)	—	619
Income tax provision (benefit)	184	(28)	—	156
Subsidiary net earnings	—	592	(592)	—
Net income	592	463	(592)	463
Property, plant and equipment, net	11,267	7	—	11,274
Goodwill	950	—	—	950
Total assets (b)	12,664	6,988	(6,528)	13,124
Capital expenditures	824	—	(6)	818
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Linda H. Apsey, 56. Ms. Apsey was named Chief Executive Officer of the Company in July 2024. Ms. Apsey was previously President and Chief Executive Officer since November 2016 and was elected a director of the Company in January 2017. From May 2016 through January 2017, Ms. Apsey served as the Company’s Executive Vice President and Chief Business Unit Officer, where she was responsible for leading all aspects of the financial and operational performance of our Regulated Operating Subsidiaries and the Company’s development. She had previously served as the Company’s Executive Vice President, Chief Business Unit Officer and President, ITC Michigan since February 2015 where she was responsible for leading all aspects of the financial and operational performance of the Company’s Regulated Operating Subsidiaries and acting as the business unit head and president of the ITCTransmission and METC operating companies. Ms. Apsey previously served as a director of the Fortis utility subsidiary, FortisAlberta Inc. from 2017 to 2025. The Board selected Ms. Apsey to serve as a director due to her position as Chief Executive Officer of the Company.
Leanne M. Bell, 65. Ms. Bell became a director of the Company in February 2022. Ms. Bell is a retired financial and power infrastructure expert with a portfolio of board work spanning the infrastructure space in both the United States and Europe. She has overseen the investment of more than $6 billion in global power infrastructure projects and companies. Before committing full time to non-executive board roles in 2014, Ms. Bell was Chief Financial Officer of Synergy Renewables LLC, Managing Director of Tiger Infrastructure Partners (formerly Lehman Brothers Global Infrastructure Partners) and Managing Director of GE Energy Financial Services. She currently sits on the boards of Sonnedix and Third Coast Midstream, LLC. She previously served on the boards of Nadara Energy Services Limited from May 2017 to December 2025, Nassau Financial Group from July 2016 to July 2024, Onward Energy Services from August 2018 to December 2021, and John Laing Group from December 2020 to October 2021. The Board selected Ms. Bell to serve as a director due to her expansive career in the financial and energy industries. Ms. Bell serves on the Audit and Risk Committee and the Board has determined that Ms. Bell is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Diane C. Bridgewater, 63. Ms. Bridgewater became a director of the Company in January 2026. Ms. Bridgewater retired from Life Care Services LLC, an owner and provider of senior lifestyle communities and services, in January 2026, where she most recently served as a Strategic Advisor. While at Life Care Services LLC she served as EVP & Chief Administrative & Strategic Officer in 2024 and as EVP, Chief Financial & Administrative Officer from 2011 to 2023. She currently serves on the boards of Guide One Insurance, Des Moines University, The Community Foundation of Greater Des Moines, and previously served on the board of Casey’s from 2007 to 2023. The Board selected Ms. Bridgewater to serve as a director due to her financial and leadership experience as well as her familiarity with the geographic region in which the Company operates and conducts business. Ms. Bridgewater serves on the Audit and Risk Committee and the Board has determined that Ms. Bridgewater is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Geoffrey S. Chatas 63. Mr. Chatas became a director of the Company in November 2024. Mr. Chatas is the Senior Vice President for Operations at Yale University. Prior to this position he was the Executive Vice President and Chief Financial Officer at the University of Michigan where he has served as the President’s Chief Advisor on financial matters from October 2021 to November 2025. He was the Senior Vice President and Chief Operating Officer for Georgetown University from February 2018 to September 2021, and prior to that, he was the Vice President for Business and Finance and Chief Financial Officer at The Ohio State University. In 2015,

Gov. John Kasich appointed Mr. Chatas to run Ohio’s Task Force on Affordability and Efficiency in Higher Education. Before Mr. Chatas’ career in higher education, he served as managing director for the Infrastructure Investment Fund at JP Morgan Asset Management and served in various finance roles at Progress Energy, Inc., American Electric Power, Banc One Capital Corporation and Citibank. The board selected Mr. Chatas to serve as a director due to his experience within the energy and financial industries as well as his leadership capabilities. Mr. Chatas serves on the Audit and Risk Committee and the Board has determined that Mr. Chatas is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Rowena G. Crosbie, 62. Ms. Crosbie became a director of the Company in January 2026. She is the President of Tero International, a corporate training firm, which she founded in 1993. She currently serves on the boards of the Delta Dental of Iowa Foundation, MAKO Enterprises, LLC, and Grand View University. The board selected Ms. Crosbie to serve as a director due to her leadership experience and familiarity within the geographic region in which the Company operates and conducts its business. Ms. Crosbie serves on the Governance and Human Resources Committee.
Robert A. Elliott, 70. Mr. Elliott became a director of the Company in January 2017. Mr. Elliott has served as President and Owner of Elliott Accounting, an accounting, income tax and management advisory services organization in Tucson, Arizona, since 1983. From 2001 to 2025, he also served as an Investment Advisor Representative for Greenberg Financial Group, a brokerage firm. Mr. Elliott currently serves on the board of directors of AAA Mountain West Group and has served since 2016. He previously served as a board member of UNS Energy Corporation, a subsidiary of Fortis, from 2014 through 2022, serving as the Chair of the Board until 2021. He previously served on the board of directors of AAA Auto Club Partners from 2017 to 2022 and AAA Arizona Inc. from 2007 to 2016. The Board selected Mr. Elliott to serve as a director because of his accounting experience, his familiarity with Fortis subsidiary operations and his experience serving as a leader on other boards of directors. Mr. Elliott serves as Chairperson of the Audit and Risk Committee, and the Board has determined that Mr. Elliott is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
Debora M. Frodl, 60. Ms. Frodl became a director of the Company in August 2020. Ms. Frodl is the founder of DF Strategies, a strategic consultancy firm in Minneapolis, MN, since 2018. She previously enjoyed a 28-year career at General Electric, where she most recently was Global Executive Director, Ecomagination from December 2012 to December 2017. Ms. Frodl gained over twenty years of senior executive experience at GE Capital, serving in roles including Senior Vice President and CEO and President. Ms. Frodl formerly served on the board of Renewable Energy Group from March 2018 to June 2022, Spruce Power Holdings (formerly XL Fleet Corporation) from May 2018 to December 2022 and Spring Valley Acquisition Corporation from November 2020 to May 2022. Since 2014, Ms. Frodl has served as an ambassador for the US Department of Energy’s Clean Energy, Education & Empowerment for Women Initiative. She also serves on the board of directors of Spring Valley Acquisition Corp., the Advisory Board for the National Renewable Energy Lab, Joint Institute of Strategic Energy Analysis, the University of Minnesota, Institute on the Environment and Greenbelt Capital Partners. The Board selected Ms. Frodl to serve as a director due to her career in the energy industry, and her leadership experience and familiarity within the geographic region in which the Company operates and conducts its business. Ms. Frodl serves as the Chair of the Governance and Human Resources Committee.
Lt. Gen. Ronnie Hawkins, Jr., USAF, Retired, 70. Lt. Gen. Hawkins, Jr. became a director of the Company in June 2020. Lt. Gen. Hawkins, Jr. was appointed as President of Angelo State University, which is part of the Texas Tech University System, in 2020. Lt. Gen. Hawkins, Jr. is also the President and CEO of the Hawkins Group, a consultancy focusing on digital, information technology and cybersecurity challenges for Fortune 500 clients and the U.S. Government. He founded the Hawkins Group in 2015 after serving more than a 37-year decorated career in the United States Air Force, which included leadership roles in critical infrastructure and key information systems used by the Department of Defense and its coalition partners. Lt. Gen. Hawkins, Jr. currently serves on the board of directors of Tyler Technologies. The Board selected Lt. Gen. Hawkins, Jr. due to his vast knowledge of cybersecurity and information systems as well as his leadership experience. Lt. Gen. Hawkins, Jr. serves on the Governance and Human Resources Committee.
David G. Hutchens, 59. Mr. Hutchens became a director of the Company in January 2021. Mr. Hutchens is the President and Chief Executive Officer of Fortis and has served as such since January 2021. Prior to his current position, Mr. Hutchens was appointed to Chief Operating Officer of Fortis in January 2020 while concurrently serving as the Chief Executive Officer of UNS Energy Corporation, a position in which he held since May 2014. Mr. Hutchens also served as Executive Vice President, Western Utility Operations with Fortis from 2018 to 2020. His career in the energy sector spans more than 30 years, having held a variety of positions at electric and gas utilities in Arizona. He currently serves as a director of Fortis Inc. and the Fortis utility subsidiary Central Hudson and previously served on the UNS Energy Corporation board from 2013 to 2020, the FortisBC board from 2015 to 2025, and the Fortis Alberta board from 2016 to 2022. The Board selected Mr. Hutchens to serve based on his relevant business and leadership experience and because he is a director representative of Fortis. Mr. Hutchens serves on the Governance and Human Resources Committee.
James P. Laurito, 69. Mr. Laurito became a director of the Company in October 2016. Mr. Laurito retired from Fortis in December 2021. He previously served as Fortis’ Executive Vice President, Business Development since April 2016 and as Chief Technology Officer from 2018 until his retirement. Previously, Mr. Laurito served as the President and Chief Executive Officer of Fortis’ Central Hudson Gas & Electric Corporation subsidiary from January 2010 to November 2014. Prior to joining Central Hudson, Mr. Laurito served as the President and Chief Executive Officer of both New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, subsidiaries of Avangrid, Inc. Mr. Laurito formerly served as a director of the Fortis Inc. subsidiaries Central Hudson Gas & Electric Corporation, Newfoundland Power, UNS Energy, and Belize Electricity Ltd. from 2016 to 2023. He currently serves on the boards of Bowman Consulting Group, where he serves as Chair, CTC Global Corp., and Stone Mountain Technologies, Inc. He is also an Operating Partner with Energy Impact Partners, LP, Greenbelt Capital Partners, and an Industry Advisor to EQT Partners, Inc. The Board selected Mr. Laurito to serve due to his expansive background in the utility industry and his regulatory knowledge. Mr. Laurito serves on the Governance and Human Resources Committee.
Jocelyn H. Perry, 55. Ms. Perry became a director of the Company in January 2022. Ms. Perry has served as Fortis’ Executive Vice President and Chief Financial Officer since 2018. Previously, Ms. Perry was the President and Chief Executive Officer of Fortis’ Newfoundland Power subsidiary from 2017 to 2018 and as its Chief Operating Officer from 2016 to 2017. Ms. Perry currently serves on the board of Fortis’ subsidiary UNS Energy Corporation and previously served on the board of FortisBC from 2019 to 2022. The Board selected Ms. Perry to serve based on her relevant business and leadership experience and because she is a director representative of Fortis. Ms. Perry serves on the Audit and Risk Committee.
Sandra E. Pierce, 67. Ms. Pierce was appointed as Chair of the Board of Directors of the Company in May 2020 and has served as a director of the Company since January 2017. Ms. Pierce retired from Huntington National Bank in December 2023 where she served as Senior Executive Vice President, Private Client Group & Regional Banking Director and Chair of Michigan for Huntington National Bank since 2016. Ms. Pierce joined Huntington in 2016 after its merger with FirstMerit Corporation in 2016. While at FirstMerit, Ms. Pierce served as Vice Chairman of FirstMerit Corporation and Chairman and CEO of FirstMerit Michigan, from 2013 to 2016. Ms. Pierce currently serves as a board member of Penske Automotive Group, American Axle & Manufacturing, Inc. and Barton Malow Enterprises. She also serves as the chair of the Detroit Economic Club, the chair of Henry Ford Health Foundation, as a board member of Renaissance MAC, and as Chair-Elect & Vice Chair of the Detroit Riverfront Conservancy. Previously, Ms. Pierce served as the vice chair of Business Leaders of Michigan, chair of Henry Ford Health System and chair of the Detroit Financial Advisory Board. Ms. Pierce was appointed by Governor Whitmer to Michigan State University’s Board of Trustees in December 2022. The Board selected Ms. Pierce to serve as a director due to her leadership experience and familiarity with the geographic region in which the Company operates and conducts business.
Kevin L. Prust, 70. Mr. Prust became a director of the Company in January 2017. Mr. Prust retired in 2014 as Executive Vice President and Chief Financial Officer of The Weitz Company, LLC, a large national and international construction firm, a position he held since joining the company in 2009. Prior to that, Mr. Prust was with McGladrey & Pullen LLP, a national CPA firm, from 1978 through 2008 serving in various positions and becoming partner in 1985. Mr. Prust previously served on the board of Mercy Medical Center, in Des Moines, Iowa from 2009 to 2018. In 2015 Mr. Prust served on the board of Stock Building Supply Holdings, Inc. until the company was acquired. The Board selected Mr. Prust to serve as a director because of the expansive financial and accounting experience he obtained as a chief financial officer as well as his familiarity with the geographic region in which the Company operates and conducts business. Mr. Prust serves on the Audit and Risk Committee and the Board has determined that Mr. Prust is an “audit committee financial expert,” as that term is defined under applicable SEC rules.

A. Douglas Rothwell, 69. Mr. Rothwell became a director of the Company in October 2017. Mr. Rothwell served as President and CEO of Business Leaders for Michigan - a business roundtable of the state’s top 100 CEOs from 2005 through 2020. Mr. Rothwell currently serves as an Executive in Residence for Economic Development at the University of North Carolina at Chapel Hill. He previously chaired the Michigan Economic Development Corporation, the American Center for Mobility and the UNC Board of Visitors. The Board selected Mr. Rothwell to serve as a director because of his vast experience working with business leaders in various industries to foster business development and growth and his familiarity and business contacts within the geographic region in which the Company operates and conducts business. Mr. Rothwell serves on the Governance and Human Resources Committee.
Brian C. Walker, 64. Mr. Walker became a director of the Company in November 2024. Mr. Walker served as Operating Partner of the private equity firm Huron Capital from February 2019 until December 2023. Mr. Walker retired from Herman Miller Inc. in 2018 after a 29-year career where he most recently served as its President and CEO since July 2004. Mr. Walker currently serves on the Audit and Compensation Committee of the Board of Directors of Gentex Corporation, is the Audit Committee Chair of Universal Forest Products, Inc., and is on the Board of Directors of Horizon Bank. The Board selected Mr. Walker to serve as a director due to his extensive leadership experience and background as well as his familiarity with the geographic region in which the Company operates and conducts business. Mr. Walker serves on the Audit and Risk Committee and the Board has determined that Mr. Walker is an “audit committee financial expert,” as that term is defined under applicable SEC rules.
EXECUTIVE OFFICERS
Set forth below are the names, ages and titles of our current executive officers and a description of their business experience. Our executive officers serve as executive officers at the pleasure of the Board of Directors.
Linda H. Apsey, 56. Ms. Apsey’s background is described above under “Directors.”
Gretchen L. Holloway, 51. Ms. Holloway was named Senior Vice President and Chief Financial Officer in July 2017. Prior to this role, Ms. Holloway served as Vice President, Interim Chief Financial Officer and Treasurer, a position in which she served since October 2016. In her role, Ms. Holloway is responsible for the Company’s accounting, internal audit, treasury, financial planning and analysis, management reporting, risk management and tax functions. From May 2016 to October 2016, Ms. Holloway was Vice President and Treasurer and from November 2015 until May 2016, Ms. Holloway served as Vice President, Finance and Treasurer of the Company. In this role and her immediate past role, she was responsible for all treasury and corporate planning activities including cash management and as the Company’s liaison with the investment banking community and rating agencies. Ms. Holloway served from February 2015 to November 2015 as Vice President, Finance of the Company, where she was responsible for corporate finance activities including oversight of the budget and forecast processes and other financial analysis. Ms. Holloway currently serves on the Board of Directors and is the Chair of the Audit & Risk Committee for Kodiak Gas Services. She previously served on the board of the Fortis subsidiary, Caribbean Utilities Company, and as a member of their Audit Committee from May 2021 to May 2023. Ms. Holloway also serves on the Board of Trustees for the Children’s Foundation, and is the Chair of the Finance & Audit Committee for the Children’s Foundation.
Brian Slocum, 49. Mr. Slocum was named Senior Vice President and Chief Operating Officer in February 2022. In his role, Mr. Slocum is responsible for the Company’s system operations, planning, engineering, supply chain, field construction and maintenance, and information technology. Mr. Slocum joined the Company in 2003 and held various engineer positions before being promoted to Director of Engineering in 2008. He was named Vice President of Engineering in 2011 and was appointed to Vice President of Operations in February 2015. Mr. Slocum serves on the board for Henry Ford Providence Foundation and the advisory board for North American Transmission Forum and the Michigan Intelligence Operations Center for Homeland Security. He is a current member of the Reliability Issues Steering Committee of NERC, and previously served as Chair.
Christine Mason Soneral, 53. Ms. Mason Soneral has served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since October 2020. She was named Senior Vice President and General Counsel in April 2015 and served as Vice President and General Counsel from February 2015 through this appointment. She is responsible for all corporate legal affairs and the leadership of our legal department, which includes the legal, real estate, contract administration and corporate compliance functions. Prior to this role, Ms. Mason Soneral was Vice President and General Counsel-Utility Operations since 2007 and was responsible for legal matters connected with the operations, capital projects, contract, regulatory, property and litigation of the Company’s Regulated Operating Subsidiaries. Ms. Mason Soneral currently serves as a member of the Michigan State University College of Social Science's External Advisory Board and is a Co-Founder and Director of Michigan State University’s Women’s Leadership Institute. She also serves on the Board of Directors at Inforum.
Krista Tanner, 51. Ms. Tanner was named President in July 2024 where she oversees the business and operations of the Company. Ms. Tanner served as our Senior Vice President and Chief Business Officer since February 2019 where she was responsible for strategic direction, customer service, local government and community affairs, federal regulatory and legislative affairs, marketing and communications, and financial performance for our Regulated Operating Subsidiaries. Ms. Tanner joined the Company in November 2014 where she served as Vice President, ITC Holdings and President, ITC Midwest. In this role she served as the business unit head, providing leadership and strategic direction for ITC Midwest. Ms. Tanner joined the Company from Alliant Energy, where she served as director of regulatory policy from 2011 to 2014. While at Alliant Energy she directed Alliant Energy’s regional and federal regulatory policy group and led Alliant Energy’s legal strategy across regulatory jurisdictions. Prior to working at Alliant Energy, Ms. Tanner was a state regulatory commissioner on the Iowa Utilities Board from 2007 to 2011. Ms. Tanner previously served as a member of the board of directors of the Midwest Reliability Organization from 2017 to 2019 and as a member of the board of directors of Delta Dental of Iowa from 2015 to 2023. Ms. Tanner currently serves as a member of the board of directors of the Fortis subsidiary, Central Hudson, and is on the board of directors of the American Clean Power Association.
Simon Whitelocke, 53. Mr. Whitelocke was named Senior Vice President and Chief Business Officer in July 2024. Mr. Whitelocke is responsible for the Company’s federal regulatory and government affairs, communications and corporate giving activities, as well as overseeing the strategic direction, government relations and financial performance for the Company’s Regulated Operating Subsidiaries. Prior to this role, Mr. Whitelocke served as Vice President, ITC Holdings and President, ITC Michigan, a position in which he served since July 2016. In this role he served as the business unit head, providing leadership and strategic direction for ITC Michigan. Mr. Whitelocke joined the Company in 2003 and held various positions in accounting and internal audit functions before being appointed to Vice President of Regulatory and External Affairs in January 2011. He was named Vice President and Chief Compliance Officer in February 2015. Mr. Whitelocke is currently a member of the Board of Directors of Food Gatherers, the Michigan Chamber of Commerce, and is vice chair of the boards of Ann Arbor SPARK and Detroit PBS.
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
ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the elements of compensation for our Chief Executive Officer (or “CEO”), our Chief Financial Officer and the three other most highly compensated executive officers who were serving as such at December 31, 2025. We refer to these individuals collectively as the “named executive officers” (or “NEOs”).
The Company’s named executive officers for 2025 were:

Name	Position
Linda H. Apsey	Chief Executive Officer
Gretchen L. Holloway	Senior Vice President and Chief Financial Officer
Brian Slocum	Senior Vice President and Chief Operating Officer
Christine Mason Soneral	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Krista Tanner	President
In November 2025, Ms. Apsey announced her retirement effective March 22, 2026. Ms. Tanner will assume the role of President and Chief Executive Officer on March 23, 2026.
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
The Committee made the following decisions with regard to executive compensation in 2025:
•Base salary increases. Base salary increases were provided to each of our NEOs in 2025 to reward individual performance and to remain competitive and aligned with market.
•Annual cash incentive bonuses. The NEOs earned cash incentive bonuses for 2025 performance of approximately 147% of target. This was based on achieving 95% of the performance targets established under the ACPB in early 2025 and achievement of certain performance factors which resulted in a bonus multiplier of 1.55x. See “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus.”
•Long-term equity incentives. We granted long-term equity incentive awards to our NEOs effective January 2025. Total award opportunities were set as a percentage of base salary and delivered one-third in the form of SBUs and two-thirds in the form of PBUs.
Overview and Philosophy
The objectives of our compensation program are to attract first-class executive talent in a competitive environment and to motivate and retain key employees who are crucial to our success by rewarding Company and individual performance that promotes long-term sustainable growth and increases in Fortis shareholder value by:
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
Risk and Reward Balance
When reviewing the compensation program, the Committee considers its impact on the Company’s risk profile. The Committee believes that the compensation program has been structured with the appropriate mix and design of elements to provide strong incentives for executives to balance risk and reward, without excessive risk taking.
The Committee engaged FW Cook, its independent compensation consultant, to conduct an annual comprehensive compensation program risk assessment. In July 2025, FW Cook reviewed the attributes and structure of our executive compensation programs to identify potential sources of risk in the program design. The review covered compensation plan design and administration/governance risk.
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
Benchmarking and Relationship of Compensation Elements
Benchmarking. We reviewed market competitive target pay levels from two distinct market samples, utility and general industry data, as reflected in published surveys. FW Cook compiled data for the following components of compensation — base salary, target annual cash bonus incentive and target long-term incentive, as well as target total cash compensation and target total direct compensation. Position-specific market target pay levels are reviewed for utility-specific data from the Willis Towers Watson Energy Services Executive Compensation Survey and general industry data from the Willis Towers Watson General Industry Executive Compensation Survey. The energy services data is used as our primary source, with the general industry data provided as an additional reference point for positions other than those specific to the utility industry. The market data were aged and size-adjusted to correspond to our adjusted revenue scope. The adjusted revenue scope accounts for our unique business model and reflects the competitive incremental revenue that would normally be embedded in rates to reflect a typical cost of goods sold factor.
Our compensation strategy is to target compensation at the median (50th percentile) of the energy services benchmark data, plus or minus 20%, based on consideration of individual characteristics (performance, experience, etc.), internal equity and other factors. In November 2024, the Committee reviewed the benchmarking study conducted by its independent consultant comparing NEO target total direct compensation, which is the sum of base salary, target annual incentives and target long-term incentives, to the 25th, 50th and 75th percentile survey data to assess the market competitiveness of our compensation opportunities. Overall, the study found target total direct compensation provided to our NEOs varied with certain executives positioned within the targeted competitive range, and in some cases, exceeded the targeted competitive position. Competitive positioning reflects a combination of median base salaries, above median target bonus as a percent of base salary and median long-term equity incentive opportunities. The Committee continues to monitor and balance competitive practices, talent needs and cost considerations when setting compensation.
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
The Committee reviewed and considered each element of compensation and the resulting target total direct compensation, along with the objectives of our compensation program, the input of the CEO and the market data to set the 2025 target pay levels. The Committee did not determine the mix of compensation elements using a pre-set formula. In addition to the market data, the Committee also considered individual and Company performance, retention concerns, the importance of the position, internal equity and other factors in setting individual executive compensation levels.
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
The 2025 annualized base salaries for the NEOs, including any year-over-year change, were:

NEO	2024 Base Salary	2025 Base Salary	Percent Increase
Linda H. Apsey	$936,000	$973,400	4.0%
Gretchen L. Holloway	447,700	461,100	3.0%
Brian Slocum	468,600	538,900	15.0%
Christine Mason Soneral	430,500	452,000	5.0%
Krista Tanner	535,000	556,400	4.0%
The increase for Mr. Slocum considered the market median data and his sustained performance.
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
For 2025, the ACPB consisted of three primary measurement categories: Financial, Safety & Compliance, and System Performance. System Performance represented 60% of the target bonus opportunity, reflecting the inherent importance of driving operational performance, reliability and needed investment in our transmission system for the benefit of our customers.
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
Corporate performance goal criteria approved by the Committee for 2025, the rationale for the target goal (in some cases in relation to the prior year target) and actual bonus results, were as set forth below.
Financial goals represented 20% of the total maximum annual bonus target and included specific measures for Non-Field Operation and Maintenance Expense and Net Income.

Category	Goal	Rationale for Goal	Rationale for Target Goal	Potential Payout	2025 Results		Actual Payout
Financial 20% Maximum Potential Payout	Non-field Operation and Maintenance Expense and General and Administrative Expenses	Controlling general and administrative expenses is an important part of controlling rates charged to transmission customers.	Target is based on the 2025 Board-approved budget. Non-Field O&M and G&A expense at or under budget of $182M.	10%	$172M		10%
	Adjusted Net Income (1)	Represents the Company’s financial performance as it reflects a true measure of earnings contributions from our Regulated Operating Subsidiaries.	Target is based on the 2025 Board-approved budget. Adjusted Net Income at or above $660M to achieve 10%; Adjusted Net Income at or above $627M to achieve 5%.	5 - 10%	$679	M	10%
Total				20%			20%

Safety & Compliance goals represented 20% of the total maximum annual bonus target and included specific measures for Lost Time, Recordable Incidents and Security.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2025 Results	Actual Payout
Safety & Compliance 20% Maximum Potential Payout	Safety as measured by leading indicators	Evolving our safety programs to include leading indicators.	Reflects company and industry movement in safety culture focus to create capacity to avoid serious injury. Implement 9 of the highest priority recommendations from the High-Energy Control Assessment (HECA).	5%	Completed	5%
	Safety as measured by recordable incidents and lost time	Maintaining the safety of our employees and contractors is a core value and is at the foundation of our success.	Target number of incidents was based on industry top decile performance, which reflects an aggressive view and philosophy on the importance of safety. 6 or fewer recordable incidents for injuries to Company employees and specified contract employees with no more than 2 being Lost Work Day cases and zero fatalities.	5%	4 / 0	5%
	Security	Maintaining cybersecurity is critical to ensuring system reliability and ongoing operations.	Goal focused on implementing updated security objectives. Emphasized securing our information systems and helping protect our most important assets. Implementation of the 2025 Cyber Security Plan, as presented to and approved by the Board of Directors.	5%	Completed	5%
	Wildfire Plan	Evolve wildfire mitigation and response plan	Goal focused on (1) adopting applicable ICF wildfire mitigation recommendations; (2) developing enhanced wildfire response implementation plan; and (3) conducting a wildfire response tabletop exercise.	5%	Completed	5%
Total				20%		20%

System Performance goals represented 60% of the total maximum annual bonus target and included specific measures for System Outages, Maintenance Plans and Capital Project Plan.

Category	Goal	Rationale for Goal	Rationale for Target	Potential Payout	2025 Results	Actual Payout
System Performance 60% Maximum Potential Payout	Outage frequency	Reducing and limiting system outages are critical to ensuring system reliability.	Target design unchanged from prior year; all targets aligned with industry benchmark data. Number of Forced, Sustained Line Outages, excluding the "External" cause classification, for: ITCTransmission (12 or fewer, representing top decile performance); METC (25 or fewer, representing top decile performance); ITC Midwest (59 or fewer, representing top decile performance, no more than 48 at the 69kV level representing top quartile performance.); Each target is worth 5%.	15%	ITCTransmission - 11 METC - 13 ITC Midwest - 63 / 43	10%
	Field Operation and Maintenance Plan	Performing necessary preventive maintenance is critical to ensuring system reliability.	Target is reflective of goal to complete the normal maintenance schedule of high priority maintenance activities. Complete high priority 2025 Field O&M Initiatives for: ITCTransmission (15) METC (13) ITC Midwest (11) Each target worth 5%. Payout reduced by 5% if not at or under Field O&M overall maintenance budget of $100.9M.	15%	All high priority Field O&M initiatives completed under budget at $96M	15%
	Capital Project Plan	Performing necessary system upgrades is critical to ensuring system reliability, providing a robust transmission grid and delivering financial performance.	Target is based on accrued capital investment. The maximum payout represents the risk-adjusted capital investment plan for 2025, with a threshold level also established. Complete $1,064M of the 2025 Capital Project Plan to achieve 30%; Complete $1,008M to achieve 15%.	15 - 30%	$1,338M	30%
Total				60%		55%

Total Bonus (as a percent of target bonus level)				100%		95%
____________________________
(1)We utilize adjusted net income as a criterion in measuring achievement of financial goals for our ACPB. This non-GAAP financial measure reconciles to net income of our Regulated Operating Subsidiaries with adjustments under $1 million.

Additionally, our executives, including the NEOs, are eligible for an executive bonus multiplier. To further motivate management to provide value to the shareholder, in 2025, we included a performance factor under which their ACPB payouts could be increased for outperformance by as much as 100% based on multiple measures, as follows:

Measure	Threshold	Maximum	Achievement	Multiplier	Weight	Result
Capital Investment Plan	$1,064M	$1,232M	$1,338M	2.00x	50%	1.00x
Adjusted Consolidated Net Income (1)	$525M	$540M	$525M	1.00x	20%	0.20x
Strategic Plan Objective	Objective Not Achieved	Objective Achieved	Objective Not Achieved	1.00x	25%	0.25x
Engagement Index	4.16	4.29	4.33	2.00x	5%	0.10x
Bonus Multiplier						1.55x
____________________________
(1)We utilize adjusted consolidated net income as a criterion in measuring achievement of financial goals for the executive bonus multiplier. This non-GAAP financial measure reconciles to consolidated net income of ITC Holdings as follows:

(In millions of USD)	2025
Net income	$519
Adjustments related to additional Board-approved development costs	4
Adjustment related to income taxes	3
Adjustment related to changes in Investment Holdings dividend policy/levels	(1)
Adjusted consolidated net income	$525
Each measure has an established scale, which includes a threshold level equating to a 1.00x multiplier, to a maximum of 2.00x, which would increase the bonus by 100% to a maximum of 200% of target. Performance below the threshold level has no impact on the bonus payment. Achievement against performance scales related to each of the above metrics produced an executive bonus multiplier of 1.55x. This performance factor was applied to the ACPB factor of 95% to produce a final payment of approximately 147% of target.
Bonuses are based on a target bonus, which for each executive is a percentage of his or her base salary. The Committee considers each individual’s job responsibilities and the results of its benchmarking analysis when determining the base bonus percentage for the executive officers, including the NEOs, which we refer to as the “target bonus levels.” Target bonus levels for 2025 were 100% of base salary for Mses. Apsey, Holloway, Mason Soneral and Tanner and 75% of base salary for Mr. Slocum.
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
The Committee has the power to recommend awards of SBUs or PBUs to Fortis under the Fortis Inc. Omnibus Equity Plan with the terms of each award set forth in a written agreement with the recipient. Grants made in 2025 to the NEOs were made pursuant to terms stated in the SBU and PBU award agreements.
Fortis maintains, and has the sole authority to issue awards under the Fortis Inc. Omnibus Equity Plan. Prior to the effectiveness of the Fortis Inc. Omnibus Equity Plan, Fortis maintained the Fortis 2020 Restricted Share Unit Plan. Additionally, the Company maintained the Executive Omnibus Plan. Annual awards under the Fortis Inc. Omnibus Equity Plan are made (and historically under the Fortis 2020 Restricted Share Unit Plan and the Executive Omnibus Plan, were made) to our NEOs, based on the Committee’s (for our NEOs other than our CEO) and our Board of Directors’ (for our CEO) recommendations to Fortis’ Board of Directors. In February 2025, the Committee recommended to our Board of Directors, and our Board of Directors recommended that Fortis’ Board of Directors approve grants of SBUs and PBUs to the NEOs, which recommendations (including size of grant and award mix) were based on, for our NEOs other than the CEO, our CEO’s recommendation to the Committee, and for our CEO and other NEOs, the Committee’s assessment of the performance of the

Company and the executive, market practice, comparisons to benchmarking data, expense to the Company and the practice of other U.S. Fortis subsidiary companies. The Fortis Board of Directors ratified the NEO awards, as recommended, in February 2025. Award opportunities for the NEOs were provided in a mix of PBUs (weighted 67%) and SBUs (weighted 33%). The PBUs have a three-year performance period and can be earned between 0% and 200% for results in three separate measures, TSR (relative to Fortis’ peer group) weighted at 45%, ITC cumulative consolidated net income weighted at 45% and Fortis Climate-Related Goals weighted at 10%. These PBU metrics were selected because TSR aligns with the Fortis shareholder experience, cumulative consolidated net income measures our sustained growth (organic and development), cost management and efficiency and climate-related targets support a corporate-wide goal to advance climate adaptation and mitigation activities and performance. SBUs vest over the same three-year period based on the recipient’s continued service. Each unit is generally equivalent to one common share of Fortis (each, a “Common Share”) (as traded on the NYSE) and earned units are payable in cash or Common Shares. The awards were designed to reward, motivate and encourage long-term performance, act as a retention mechanism and further align the interests of the NEOs with the interests of the Fortis shareholders. Total value for the award for each grantee was determined based on a percentage of salary. For the NEOs, when the 2025 awards were made, the award values were targeted to be:

NEO	Grant Value Percent of Salary
Ms. Apsey	250%
Ms. Holloway	175%
Mr. Slocum	150%
Ms. Mason Soneral	175%
Ms. Tanner	185%
The amounts and more detailed terms of the 2025 SBU and PBU grants made under the Fortis Inc. Omnibus Equity Plan are described in the narrative following the Grants of Plan-Based Awards Table.
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
The securities that qualify for the purpose of determining compliance with the policy are Common Shares and the executive’s outstanding SBU awards. Share ownership levels include Fortis securities beneficially owned: (i) in a trust; (ii) by the executive’s spouse; and (iii) by the executive’s minor children. Any executive that fails to maintain minimum stock ownership under these guidelines must receive settlement of vesting equity-based compensation awards as Common Shares and may not dispose of any Common Shares beneficially owned. As of December 31, 2025, each of the NEOs was in compliance with this policy.

Governance and Human Resources Committee Report
The Governance and Human Resources Committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based on the review and discussions with management, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
DEBORA M. FRODL
ROWENA G. CROSBIE
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
Summary Compensation Table

Name	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Linda H. Apsey, CEO	2025	$977,145	$2,433,500	$1,433,332	$506,039	$159,563	$5,509,579
	2024	943,200	2,340,000	1,684,800	295,477	125,049	5,388,526
	2023	900,000	2,249,962	999,000	468,908	139,034	4,756,904

Gretchen L. Holloway, SVP & CFO	2025	462,874	806,925	678,970	248,669	42,599	2,240,037
	2024	451,143	1,383,475	805,860	106,106	42,149	2,788,733
	2023	434,699	760,731	482,517	218,843	41,060	1,937,850

Brian Slocum, SVP & COO	2025	540,972	808,350	595,148	235,580	43,000	2,223,050
	2024	472,205	656,040	632,610	82,490	41,503	1,884,848
	2023	426,000	596,407	283,716	190,421	40,971	1,537,515

Christine Mason Soneral, SVP, General Counsel, Secretary & CCO	2025	453,738	791,000	655,570	268,349	43,000	2,211,657
	2024	433,812	753,375	774,900	121,237	42,489	2,125,813
	2023	417,999	731,500	463,980	246,282	40,300	1,900,061

Krista Tanner, President	2025	558,540	1,029,340	819,299	234,644	47,751	2,689,574
	2024	485,101	763,175	963,000	104,254	74,473	2,390,003
	2023	389,400	681,448	432,234	169,833	61,614	1,734,529
____________________________
(1)    The amounts reported in this column represent the grant date fair value of PBU awards and SBU awards granted to the NEOs in 2023 under the Executive Omnibus Plan and the Fortis Inc. 2020 Restricted Share Unit Plan, and in 2024 and 2025 under the Fortis Inc. Omnibus Equity Plan in accordance with FASB Accounting Standards Codification Topic 718, or “ASC 718”.
The grant date fair value of the SBU awards is based on the applicable share price on the grant date. The grant date fair value of the PBU awards is based on the applicable share price on the grant date and the payout of the performance based on probable outcome (which approximates target achievement), and market conditions. The SBU awards and PBU awards are liability awards, subject to remeasurement through the vesting date, and settled in cash or Common Shares, see “Grants of Plan-Based Awards.” The value of the 2025 PBU awards at the grant date assuming that the highest level of performance conditions will be achieved are as follows:

Ms. Apsey	$3,244,667
Ms. Holloway	1,075,900
Mr. Slocum	1,077,800
Ms. Mason Soneral	1,054,667
Ms. Tanner	1,372,453
(2)    The amounts reported in this column include cash awards tied to the achievement of annual Company performance goals under our ACPB in effect for each of 2025, 2024 and 2023. For information regarding the corporate goals for 2025, see “Compensation Discussion and Analysis - Key Components of Our NEO Compensation Program - Annual Corporate Performance Bonus."

(3)    All amounts reported in this column pertain to the tax-qualified defined benefit pension plan and the supplemental nonqualified, noncontributory retirement plan maintained by the Company. None of the income on nonqualified deferred compensation was above-market or preferential. Variations in the amounts from year to year reflect an additional year of service and pay changes used in the accrued benefit, as well as changes in assumptions on which the benefits are calculated, for which the formula has not been materially revised. The discount rate used for the present value of accumulated benefits was 5.24% for 2023, 5.76% for 2024 and 5.58% for 2025. As of December 31, 2025, the cash balance interest crediting rate assumption changed from 4.04% for 2025 and 4.50% in all future years to 4.74% in 2026 and 5.00% in all future years.
(4)    All Other Compensation includes amounts for auto allowance, financial, estate and legal planning, income tax return preparation, annual physical, club memberships, relocation expenses, personal liability insurance, personal use of Company aircraft and for other benefits such as Company contributions on behalf of the NEOs pursuant to the matching component of the Savings and Investment Plan. Perquisites have been valued for purposes of these tables on the basis of the aggregate incremental cost to the Company. The incremental cost of the personal use of the Company aircraft was determined based upon the Company’s expenses incurred in connection with the actual costs of maintenance, landing, parking, crew and catering and estimated fuel costs relating to the hours of use of the aircraft. Fuel expense was determined by calculating the average fuel cost for the month and the average amount of fuel used per hour. These benefits and perquisites for 2025, 2024 and 2023 are itemized in the table below.

Name	Year	401(k) Match	Personal Use of Company Aircraft	Relocation Expenses	Other Benefits	Total
Linda H. Apsey, CEO	2025	$21,000	$109,063	$—	$29,500	$159,563
	2024	20,700	72,964	—	31,385	125,049
	2023	19,800	92,049	—	27,185	139,034
						—
Gretchen L. Holloway, SVP & CFO	2025	21,000	—	—	21,599	42,599
	2024	20,700	—	—	21,449	42,149
	2023	19,800	—	—	21,260	41,060
						—
Brian Slocum, SVP & COO	2025	21,000	—	—	22,000	43,000
	2024	20,176	—	—	21,327	41,503
	2023	19,800	—	—	21,171	40,971
						—
Christine Mason Soneral, SVP, General Counsel, Secretary & CCO	2025	21,000	—	—	22,000	43,000
	2024	20,700	—	—	21,789	42,489
	2023	19,800	—	—	20,500	40,300
						—
Krista Tanner, President	2025	21,000	3,331		23,420	47,751
	2024	18,785	—	34,254	21,434	74,473
	2023	16,317	—	—	45,297	61,614

Grants of Plan-Based Awards
The following table sets forth information concerning each grant of an award made to a NEO during 2025.

Name	Grant Date	Committee or Board Action Date	Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
				Threshold ($)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)
(a)	(b)			(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Linda H. Apsey	1/1/2025	2/3/2025	SBU	$—	$—	$—	—	—	—	19,447	$811,167
	1/1/2025	2/3/2025	PBU	—	—	—	19,447	38,895	77,789	—	1,622,333
			ACPB	—	973,400	1,946,800	—	—	—	—	—

Gretchen L. Holloway	1/1/2025	2/3/2025	SBU	—	—	—	—	—	—	6,449	268,975
	1/1/2025	2/3/2025	PBU	—	—	—	6,449	12,897	25,794	—	537,950
			ACPB	—	461,100	922,200	—	—	—	—	—

Brian Slocum	1/1/2025	2/3/2025	SBU	—	—	—	—	—	—	6,460	269,450
	1/1/2025	2/3/2025	PBU	—	—	—	6,460	12,920	25,840	—	538,900
			ACPB	—	404,175	808,350	—	—	—	—	—

Christine Mason Soneral	1/1/2025	2/3/2025	SBU	—	—	—	—	—	—	6,321	263,667
	1/1/2025	2/3/2025	PBU	—	—	—	6,321	12,643	25,285	—	527,333
			ACPB	—	452,000	904,000	—	—	—	—	—

Krista Tanner	1/1/2025	2/3/2025	SBU	—	—	—	—	—	—	8,226	343,113
	1/1/2025	2/3/2025	PBU	—	—	—	8,226	16,452	32,904	—	686,227
			ACPB	—	556,400	1,112,800	—	—	—	—	—
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
(2)    Payment of each PBU award is contingent on meeting performance targets based on (1) Fortis TSR in comparison to the TSR during the performance period for each of the companies that comprise the 2025 Fortis peer group, (2) cumulative consolidated net income for each fiscal year during the performance period and (3) Fortis’ climate-related goals during the performance period. The performance measures are independent of each other. If threshold, target or maximum performance goals are attained in the performance period, 50%, 100% or 200% of the target amount, respectively, may be earned. If actual performance falls between threshold, target and maximum, the awards would be prorated between levels based on performance outcome. For more information regarding PBUs, see “Grant of Plan-Based Awards - Performance-Based Unit Award Agreements.”
(3)    Grant Date Fair Value consists of SBUs and PBUs awarded under the Fortis Inc. Omnibus Equity Plan recorded at fair value at the date of grant. The SBUs and PBUs with a grant date of January 1, 2025 are recorded with a fair value of $41.71 per share.
Performance-Based Unit Award Agreements
The PBU award agreements entered into with each NEO effective January 1, 2025 (the “PBU Grant Date”) (each a “PBU Agreement”) provide generally that the award will vest on January 1, 2028 (the “PBU Vesting Date”) to the extent one or more of the performance goals are met and if the grantee continues to be employed by the Company through the PBU Vesting Date. 45% of the Target Number of PBUs shall be related to the Fortis TSR goal (the “TSR goal”), 45% of the Target Number of PBUs shall be related to the Cumulative Consolidated Net Income goal (the “CCNI goal”) and 10% of the Target Number of PBUs shall be related to the

Fortis Climate-Related Performance Measure (the “CLM goal”). The PBUs will become earned as set forth in the following tables:

Measurement Category	Goal at Threshold	Shares at Threshold	Goal at Target	Shares at Target	Goal at Maximum	Shares at Maximum
Fortis TSR	30th percentile	50% of TSR Target Units	50th percentile	100% of TSR Target Units	85th percentile	200% of TSR Target Units
Cumulative Consolidated Net Income	98% of Target	50% of CCNI Target Units	100% of Target	100% of CCNI Target Units	104% of Target	200% of CCNI Target Units
Fortis Climate-Related Performance Measure	Advance climate adaptation and mitigation activities	50% of CLM Target Units	Threshold performance and advance actions to support reduction of GHG emissions	100% of CLM Target Units	Target performance and achievement of forecast climate-related metrics	200% of CLM Target Units
The performance period for the award is January 1, 2025 through December 31, 2027 (the “Payment Criteria Period”). The performance measures are independent of each other; that is, if the threshold level of one performance measure is attained, units relating to that measure will be “earned” (subject to vesting as otherwise provided in the PBU Agreement) even if the threshold level of the other performance measure is not attained. The number of PBUs that are “earned” with respect to each performance measure will be prorated between levels based on performance. The Committee will have discretion to reduce the number of PBUs earned under certain circumstances.
Fortis TSR will be compared to each of the companies (the “Peer Companies”) listed in the Fortis Peer Group 2025 Report excluding any company that is no longer traded on the Toronto Stock Exchange or a “national securities exchange” at the end of the Payment Criteria Period. The Peer Companies currently consist of the following U.S. and Canadian public utility companies:

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
Fortis TSR shall be computed for the Payment Criteria Period and compared to the Peer Companies for the same period. Fortis’ TSR percentile rank relative to the Peer Companies will establish the TSR performance. If Fortis’ TSR performance is within the minimum and maximum payout thresholds, linear interpolation will be used to determine the percentage payout, such percentage being between 50% and 200%.
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
The Fortis CLM goal will evaluate the targets linked to Fortis’ achievement of initiatives to advance climate adaptation and support reduction in GHG emissions enterprise-wide over the Payment Criteria Period.

If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or “Retirement” (as defined below), and, in each case, the grantee has been employed with the Company for 15 years or more, the grantee will receive, following the PBU Vesting Date, the number of PBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the PBU Vesting Date. If the grantee ceases to be employed before the PBU Vesting Date due to death, disability or Retirement, and the grantee has been employed with the Company for less than 15 years, the grantee will receive, following the PBU Vesting Date, a prorated number of PBUs reflecting the actual period between the PBU Grant Date and the grantee’s termination date. If the grantee ceases to be employed before the PBU Vesting Date due to involuntary termination without cause, the grantee will receive, following the PBU Vesting Date, a prorated number of PBUs reflecting the actual period between the PBU Grant Date and the grantee’s termination date, but will not be entitled to continue to accrue “dividend equivalents” earned on the PBUs following the grantee’s termination date. If termination occurs prior to the PBU Vesting Date other than as a result of death, disability, Retirement, or involuntary termination without cause, the grantee will forfeit the award.
“Retirement” is defined to mean termination of the grantee’s employment with the Company on or after achieving at least age 55 and ten (10) years of service. Payout in respect of such termination requires that the grantee has provided the Company with at least ninety days’ written notice of such retirement.
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
Service-Based Unit Award Agreements
The SBU award agreements entered into with each NEO on January 1, 2025 (the “SBU Grant Date”) (each a “SBU Agreement”) provide generally that, so long as the grantee remains employed by the Company, the SBUs fully vest on January 1, 2028 (the “SBU Vesting Date”). However, if the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and, in each case, the grantee has been employed with the Company for 15 years or more, the grantee will receive, the number of SBUs to which the grantee would have otherwise been entitled if the grantee had remained employed through the SBU Vesting Date, with, in the case of the grantee’s death or disability, the SBUs being settled upon the date of the grantee’s termination of employment and, in the case of the grantee’s Retirement, the SBUs being settled on the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to death, disability or Retirement, and, in each case, the grantee has been employed with the Company for less than 15 years, the grantee will receive a prorated number of SBUs to reflect the actual period between the SBU Grant Date and the date of the grantee’s death, disability or Retirement, with, in the case of the grantee’s death or disability, the SBUs being settled upon the date of the grantee’s termination of employment and, in the case of the grantee’s Retirement, the SBUs being settled on the SBU Vesting Date. If the grantee ceases to be employed before the SBU Vesting Date due to involuntary termination without cause, the grantee will receive, following the SBU Vesting Date, a prorated number of SBUs reflecting the actual period between the SBU Grant Date and the grantee’s termination date, but will not be entitled to continue to accrue “dividend equivalents” earned on the SBU shares following the grantee’s termination date. If termination occurs prior to the SBU Vesting Date other than as a result of death, disability, Retirement or involuntary termination without cause, the grantee will forfeit the award.
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
Policies and Practices Related to the Grant of Option Awards
We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of grants. Although we do not have a formal policy with respect to the timing of option grants, the Committee has historically recommended to the Fortis Board of Directors the grant of equity awards on a predetermined annual schedule. We do not have the authority to grant option awards. Accordingly, in 2025, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to SBUs and PBUs that have not vested as of the end of 2025 held by the NEOs. For presentation purposes, fractional units have been rounded to the nearest whole unit.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (PBUs)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (PBUs) (1)
(a)	(b)		(c)	(d)		(e)
Linda H. Apsey	20,936	(2)	$1,087,398	—		$—
	59,876	(3)	3,109,936	—		—
	20,627	(4)	1,071,382	82,509	(5)	4,285,529
	20,172	(6)	1,047,752	80,689	(7)	4,191,008

Gretchen L. Holloway	7,078	(2)	367,649	—		—
	20,245	(3)	1,051,509	—		—
	6,906	(4)	358,718	27,626	(5)	1,434,874
	15,406	(8)	800,238	—		—
	6,689	(6)	347,424	26,756	(7)	1,389,697

Brian Slocum	5,549	(2)	288,233	—		—
	15,872	(3)	824,375	—		—
	5,783	(4)	300,372	23,132	(5)	1,201,486
	6,701	(6)	348,038	26,803	(7)	1,392,151

Christine Mason Soneral	6,806	(2)	353,525	—		—
	19,467	(3)	1,011,101	—		—
	6,641	(4)	344,937	27,228	(5)	1,379,748
	6,557	(6)	340,568	26,228	(7)	1,362,271

Krista Tanner	6,341	(2)	329,337	—		—
	18,135	(3)	941,916	—		—
	6,727	(4)	349,424	26,910	(5)	1,397,696
	8,533	(6)	443,186	34,131	(7)	1,772,744
____________________________
(1)Value was determined by multiplying the number of units that have not vested by the closing price of Common Shares on the NYSE as of December 31, 2025 ($51.94).
(2)These unvested SBUs were granted in 2023 and vested on January 1, 2026. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(3)These unvested PBUs were granted in 2023 and earned with respect to the applicable performance measures during the three-year performance period started January 1, 2023 and ended December 31, 2025. These PBU numbers include the original grant plus dividend equivalent units earned, and the performance achievement of 143%. Such PBUs vested on January 1, 2026, and the Committee certified the achievement of the applicable performance goals on February 2, 2026.
(4)These unvested SBUs were granted in 2024 and vest on January 1, 2027. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(5)These unvested PBUs were granted in 2024 and generally vest on January 1, 2027. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.

(6)These unvested SBUs were granted in 2025 and generally vest on January 1, 2028. These SBU numbers include the original SBU grant plus dividend equivalent units earned.
(7)These unvested PBUs were granted in 2025 and generally vest on January 1, 2028. These PBU numbers include the original PBU grant plus dividend equivalent units earned. The award contains performance conditions established by the Committee. In order for PBUs to vest such performance conditions must be achieved. Amounts reported reflect PBU payouts as if the maximum performance goals have been achieved.
(8)These unvested SBUs were granted in 2024 and vest on August 1, 2027 and August 1, 2028. These SBU numbers include the original grant plus dividend equivalent units earned.
The 2023 PBU grants made to NEOs were made pursuant to the Executive Omnibus Plan and the 2023 SBU grants made to NEOs were made pursuant to the Fortis Inc. 2020 Restricted Share Unit Plan. The 2024 and 2025 PBU and SBU grants made to NEOs were made pursuant to the Fortis Inc. Omnibus Equity Plan. The terms of the grants are described above in the narrative discussion accompanying the “Grants of Plan-Based Awards” Table.
Stock Vested
The following table provides information with respect to SBUs and PBUs held by the NEOs that vested during 2025:

Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value of Shares or Units of Stock Realized on Vesting ($) (1)
(a)	(b)		(c)
Linda H. Apsey	16,882	(2)	$799,429
	29,373	(3)	1,390,950

Gretchen L. Holloway	5,765	(2)	273,007
	10,031	(3)	475,023

Brian Slocum	4,372	(2)	207,020
	7,607	(3)	360,207

Christine Mason Soneral	5,598	(2)	265,115
	9,741	(3)	461,264

Krista Tanner	5,065	(2)	239,833
	8,816	(3)	417,476
____________________________
(1)Value is based on the 5-day volume weighted average price of common stock on the Toronto Stock Exchange on the vesting date, converted from Canadian Dollars to US Dollars using the “Applicable Exchange Rate” defined in the Executive Omnibus Plan and Fortis Inc. 2020 Restricted Share Unit Plan, which was $47.35.
(2)Amounts reported reflect the vesting of SBUs granted January 1, 2022 and associated dividend equivalent units.
(3)Amounts reported reflect the vesting of PBUs granted January 1, 2022 and associated dividend equivalent units. The award contains performance conditions established by the Committee. The performance period ended on December 31, 2024. The Committee certified the achievement of 87% of the applicable performance goals on February 4, 2025.

Pension Benefits
The following table provides information with respect to each pension benefit plan that provides for payments or other benefits at, following or in connection with retirement. Those plans are the International Transmission Company Retirement Plan (the “Qualified Plan”) and the ESRP.
Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Linda H. Apsey	Cash Balance Component	31.59	$625,683	N/A
	ESRP Shift	N/A	42,546	N/A
	Total Qualified Plan		668,229	N/A
	ESRP	22.83	3,368,665	N/A

Gretchen L. Holloway	Cash Balance Component	21.95	442,393	N/A
	Total Qualified Plan		442,393	N/A
	ESRP	10.91	917,192	N/A

Brian Slocum	Cash Balance Component	22.56	443,583	N/A
	Total Qualified Plan		443,583	N/A
	ESRP	14.91	763,769	N/A

Christine Mason Soneral	Cash Balance Component	18.29	446,191	N/A
	Total Qualified Plan		446,191	N/A
	ESRP	18.29	1,338,210	N/A

Krista Tanner	Cash Balance Component	11.14	254,981	N/A
	Total Qualified Plan		254,981	N/A
	ESRP	11.14	765,670	N/A
____________________________
(1)    Credited service is estimated as of December 31, 2025 and represents the service reflected in the determination of benefits. For determining vesting, service with DTE Energy is counted for the Qualified Plan only.
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
(2)    The “Present Value of Accumulated Benefit” is the estimated lump-sum equivalent value measured as of December 31, 2025 (the “measurement date” used for financial accounting purposes) of the benefit that was earned as of that date. Certain benefits may not be payable for several years in the future. The values reflected are based on several assumptions. The date at which the present values were estimated was December 31, 2025. The rate at which future expected benefit payments were discounted in calculating present values was 5.58%, the same rate used for fiscal year-end 2025 financial accounting disclosure of the Qualified Plan. The future annual earnings rate on account balances under the cash balance and ESRP shift components of the Qualified Plan, and for ESRP benefits, was assumed to be 4.7% for 2026 and 5.00% thereafter.
We assumed no NEOs would die or become disabled prior to retirement or terminate employment with us prior to benefit commencement. The assumed retirement benefit commencement ages were 58 for each NEO.

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
Each year, a NEO’s account is increased by a “contribution credit” equal to 7% of pay. For this purpose, pay is equal to base salary plus bonuses and overtime up to the compensation limit of the Qualified Plan ($350,000 in 2025). Each year, a NEO’s account is also increased by an “interest credit” based on 30-year Treasury rates.
Upon termination of employment, a vested NEO may elect full payment of his or her account. Alternate forms of benefit (e.g., various forms of annuities) are available as well that have the same actuarial value as the account.
Mses. Apsey, Holloway, Mason Soneral and Tanner and Mr. Slocum are entitled to immediate payment of their account value on termination of employment, even if before normal retirement age. Ms. Apsey’s estimated account value as of year-end 2025 is approximately $634,000, Ms. Holloway’s is approximately $460,000, Mr. Slocum’s is approximately $466,000, Ms. Mason Soneral’s is approximately $460,000, Ms. Tanner’s is approximately $265,000.
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
Ms. Apsey has received ESRP shift additions to her Qualified Plan cash balance account. There was no shift of compensation credits for 2025, although previous shifts have continued to earn interest credits. As of year-end 2025, her ESRP shift balance was approximately $43,000.
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
As noted above in the description of the Qualified Plan, a portion of the ESRP account balance may be shifted to the cash balance component of the Qualified Plan each year, as permitted under the rules for qualified plans. Such a shift allows the NEOs to become immediately vested in the account values shifted and confers certain tax advantages to the NEOs and us. As of December 31, 2025, the ESRP account values, net of the amounts shifted to the Qualified Plan, are as follows:

Ms. Apsey	$3,414,374
Ms. Holloway	954,678
Mr. Slocum	801,569
Ms. Mason Soneral	1,378,930
Ms. Tanner	794,411
The ESRP is funded with a Rabbi Trust, which we cannot use for any purpose other than to satisfy the benefit obligations under the ESRP, except in the event of the Company’s bankruptcy, in which case the assets are available to general creditors.
Nonqualified Deferred Compensation
We maintain the Executive Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Selected officers of the Company, including the NEOs, are eligible to participate in this plan. NEOs are allowed to defer up to 75% of their salary and 100% of their bonus, and deferral elections may change annually. Investment earnings are based on the various investment options available under the plan and are selected by the individual NEOs (which selections NEOs may change at any time). Distributions will generally be made at the NEO’s termination of employment for any reason. Mr. Slocum enrolled for the 2025 plan year and elected to have 9% of his 2025 salary deferred into the plan. During the enrollment for the 2024 plan year, Mr. Slocum elected to defer 25% of his bonus earned in 2024 and that otherwise would have been paid in 2025. The following table reports amounts contributed in 2025, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2025, under the plan. For the year ended December 31, 2025, the investment options available under the plan generated annual returns ranging from -0.67% to 31.96%.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End (2)
Brian Slocum	$208,227	$—	$276,880	$—	$1,700,363
____________________________
(1)The amounts reported in this column for each NEO are reflected as compensation to such NEO in the Summary Compensation Table.
(2)Includes the total market value of deferred compensation program balance at December 31, 2025.
Employment Agreements and Potential Payments Upon Termination or Change in Control
Employment Agreements
As referenced above, we entered into an employment agreement with Ms. Apsey in December 2012 which superseded the employment agreement then in effect. In February 2015, we entered into an employment agreement with Ms. Mason Soneral which superseded her employment agreement then in effect. In July 2017, we entered into an employment agreement with Ms. Holloway, which superseded her employment agreement then in effect. In February 2019, we entered into an employment agreement with Ms. Tanner which superseded her employment agreement then in effect. In February 2022, we entered into an employment agreement with Mr. Slocum which superseded his employment agreement then in effect. Each employment agreement is subject to automatic one-year employment term renewals each year beginning on its second anniversary, unless either party provides the other with 30 days’ advance written notice of intent not to renew the employment term. Ms. Apsey’s agreement was modified in October 2016 in connection with her appointment as President and Chief Executive Officer and the initial term of the agreement expired on December 31, 2018 but is subject to the automatic one-year renewal provision described above. The following describes the material terms of the employment agreements, as amended, with the NEOs who remained employed by the Company on December 31, 2025.
The employment agreements provide that each NEO will receive an annual base salary equal to his or her current base salary, which is subject to annual review and increase by our Board of Directors at its discretion. The employment agreements also provide that NEOs are eligible to receive an annual cash bonus, subject to our achievement of certain performance targets established by our Board of Directors, as detailed in “Compensation Discussion and Analysis.” The employment agreements also provide the NEOs with the right to participate in equity plans, employee benefit plans and retirement plans, including but not limited to welfare plans, retiree welfare benefit plans and defined benefit and defined contribution plans.
In addition, the NEOs’ employment agreements provide for payments by us of certain benefits upon termination of employment. The rights available at termination depend on the situation and circumstances surrounding the terminating event. The terms “Cause” and “Good Reason” are used in the employment agreements of each NEO and an understanding of these terms is necessary to determine the appropriate rights for which a NEO is eligible. The terms are defined as follows:
•Cause means: a NEO’s continued failure to substantially perform his or her duties (other than as a result of total or partial incapacity due to physical or mental illness) for a period of 10 days following written notice by the Company to the NEO of such failure; dishonesty in the performance of the NEO’s duties; a NEO’s conviction of, or plea of nolo contendere to, a crime constituting a felony or misdemeanor involving moral turpitude; willful malfeasance or willful misconduct in connection with a NEO’s duties; any act or omission which is injurious to the financial condition or business reputation of the Company; or violation of the non-compete or confidentiality provisions of the employment agreement.
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
If a NEO’s employment is terminated by the Company without cause or by the NEO for good reason, the NEO will receive the following, subject to the NEO’s execution of a release agreement and commencing generally on the earliest date that is permitted under Section 409A of the Internal Revenue Code:
•any accrued but unpaid compensation and benefits including:
◦Ms. Apsey: cash balance and ESRP shift under the Qualified Plan and vested portion of ESRP balance; and
◦Ms. Holloway, Mr. Slocum, Ms. Mason Soneral and Ms. Tanner: cash balance under the Qualified Plan and vested portion of ESRP balance;
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

Payments in the Event of Termination
The benefits to be provided to the NEOs as a result of termination under various scenarios are detailed in the tables below. The tables assume that the termination occurred on December 31, 2025.

Linda H. Apsey - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,946,800	$4,659,820	$—	$—
Target Short-term Bonus	—	—	—	—	973,400	973,400
Pro Rata Short-term (Annual) Incentive Comp	—	—	1,433,332	1,433,332	—	—
Service-Based Unit Awards (5)	3,206,532	—	3,206,532	3,206,532	3,206,532	3,206,532
Performance-Based Unit Awards (6)	7,348,204	—	7,348,204	7,348,204	7,348,204	7,348,204
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	9,067
ESRP	—	—	—	—	—	45,709
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	109,698	109,698	—	—
Postretirement Welfare Plan (7)	672,689	672,689	672,689	672,689	672,689	—
Total Payout:	$11,227,425	$672,689	$14,742,255	$17,455,275	$12,200,825	$11,582,912

Gretchen L. Holloway - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$922,200	$2,231,814	$—	$—
Target Short-term Bonus	—	—	—	—	461,100	461,100
Pro Rata Short-term (Annual) Incentive Comp	—	—	678,970	678,970	—	—
Service-Based Unit Awards (5)	—	—	1,053,257	1,874,030	1,874,030	1,874,030
Performance-Based Unit Awards (6)	—	—	1,761,416	2,463,794	2,463,794	2,463,794
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	18,081
ESRP	—	—	—	—	—	37,486
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	109,698	109,698	—	—
Total Payout:	$—	$—	$4,550,541	$7,383,306	$4,798,924	$4,854,491

Brian Slocum - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,077,800	$1,945,004	$—	$—
Target Short-term Bonus	—	—	—	—	404,175	404,175
Pro Rata Short-term (Annual) Incentive Comp	—	—	595,148	595,148	—	—
Service-Based Unit Awards (5)	—	—	604,493	936,642	936,642	936,642
Performance-Based Unit Awards (6)	—	—	1,456,896	2,121,194	2,121,194	2,121,194
280G Cutback	—	—	—	(1,023,706)	—	—
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	21,953
ESRP	—	—	—	—	—	37,800
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	73,132	73,132	—	—
Total Payout:	$—	$—	$3,832,469	$4,672,414	$3,462,011	$3,521,764

Christine Mason Soneral - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$904,000	$2,167,587	$—	$—
Target Short-term Bonus	—	—	—	—	452,000	452,000
Pro Rata Short-term (Annual) Incentive Comp	—	—	665,570	665,570	—	—
Service-Based Unit Awards (5)	—	—	697,006	1,039,030	1,039,030	1,039,030
Performance-Based Unit Awards (6)	—	—	1,698,062	2,382,111	2,382,111	2,382,111
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	13,577
ESRP	—	—	—	—	—	40,720
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	109,698	109,698	—	—
Total Payout:	$—	$—	$4,099,336	$6,388,996	$3,873,141	$3,927,438

Krista Tanner - Termination Scenarios: Value of Potential Payments
Total Value of Severance, Benefits and Unvested Equity Awards(1)(2)
	Voluntary Resignation	Involuntary For Cause	Involuntary Not-for-Cause or Voluntary Good Reason	Change In Control (pre-tax)(3)	Disability	Death (pre-retirement)(4)
Compensation
Cash Severance	$—	$—	$1,112,800	$2,439,077	$—	$—
Target Short-term Bonus	—	—	—	—	556,400	556,400
Pro Rata Short-term (Annual) Incentive Comp	—	—	819,299	819,299	—	—
Service-Based Unit Awards (5)	—	—	710,015	1,121,947	710,015	710,015
Performance-Based Unit Awards (6)	—	—	1,703,271	2,527,135	1,703,271	1,703,271
Benefits and Outplacement
Retirement Plan	—	—	—	—	—	9,571
ESRP	—	—	—	—	—	28,741
Outplacement	—	—	25,000	25,000	—	—
Health & Welfare Benefits	—	—	73,132	73,132	—	—
Total Payout:	$—	$—	$4,443,517	$7,005,590	$2,969,686	$3,007,998
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
(3)Change in control values include severance amounts reflecting cutbacks to the extent employer payments exceed the executive respective limits. Mr. Slocum would be subject to an excise tax on the employer payments as of the assumed change in control date; therefore, cutbacks in the amount of $1,023,706 (Mr. Slocum) have been reflected.
(4)In the event of termination for death (pre-retirement), the Qualified Plan benefits of Mses. Apsey, Holloway, Mason Soneral and Tanner and Mr. Slocum are payable immediately to the surviving spouse or designated beneficiary if not married and ESRP benefits are payable to a designated beneficiary.
(5)Under the Fortis Inc. 2020 Restricted Share Unit Plan and the Fortis Inc. Omnibus Equity Plan, outstanding and unvested SBUs and respective dividend equivalents shall be deemed to be vested SBUs and redeemable on the date that is immediately prior to the effective date of the consummation of the transaction resulting from the Change of Control if the holder is not granted a Replacement Award. For the SBUs, in the case of Death or Disability termination, outstanding and unvested SBU awards and respective dividend equivalents shall be deemed vested and redeemable on the date of Death or on the date on which the grantee’s service is terminated due to Disability, with the number of SBUs that vest pro-rated to reflect the period of service from grant date to termination if the NEO has less than 15 years of service with the Company or its Affiliates. For the SBUs, in the case of Retirement termination, outstanding and unvested SBU awards and respective dividend equivalents will remain outstanding and shall vest on the SBU Vesting Date, with the number of SBUs that vest on the SBU Vesting Date pro-rated to reflect the period of service from grant date to termination if the NEO has less than 15 years of service with the Company or its Affiliates. For SBU awards, in the case of Involuntary Without Cause termination, the outstanding and unvested SBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the SBU Vesting Date.

(6)Under the Executive Omnibus Plan and the Fortis Inc. Omnibus Equity Plan, outstanding and unvested PBU awards and respective dividend equivalents shall become redeemable on the Change of Control Redemption Date under a Change in Control if the holder is not granted a Replacement Award. In the case of Death, Disability or Retirement termination and, in each case, 15 years or more of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents will remain outstanding and be payable on the payout date of such awards subject to the achievement of the applicable payment criteria. In the case of Death, Disability or Retirement termination and, in each case, less than 15 years of service with the Company or its Affiliates, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the PBU Vesting Date. In the case of Involuntary Without Cause termination, the outstanding and unvested PBU awards and respective dividend equivalents shall be deemed to have vested pro-rata based on the period served from grant date to termination and redeemable on the PBU Vesting Date. Values shown in the tables above are based on target performance for the 2024 and 2025 awards as an estimate of potential payments and actual performance of 143% for the 2023 awards.
(7)The value of the Postretirement Welfare Plan benefit is included in all scenarios other than death (pre-retirement) for Ms. Apsey since she has met the retirement eligibility terms of the plan. Postretirement Welfare Benefits is assumed to commence at age 58. The rate at which future expected benefit payments were discounted in calculating the Postretirement Welfare Plan present values was 5.72%, the same rate used for fiscal year-end 2025 accounting disclosure of the Postretirement Welfare Plan.
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
For 2025, our last completed fiscal year:
the median of the annual total compensation of all employees of the Company (other than Ms. Apsey), was $189,522; and
the annual total compensation of Ms. Apsey as reported in the Summary Compensation Table was $5,509,579.
Based on this information, Ms. Apsey’s 2025 annual total compensation was estimated to be 29 times the median annual total compensation for all employees, other than Ms. Apsey.
We determined that, as of December 31, 2025, our employee population consisted of 868 individuals with all of those individuals located in the United States. To identify the “median employee” from our employee population, excluding Ms. Apsey, we utilized a consistently applied compensation measure that included the sum of each employee’s 2025 annualized base salary as of December 31, 2025 as reflected in our payroll records, and target 2025 awards made under our ACPB plan, 2024 Omnibus Plan and the Fortis Inc. Omnibus Equity Plan that were not paid in 2025. We arrayed these values to select our “median employee.”
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
Although we are permitted to use the same median employee for up to three years, we determined it was appropriate to identify a new median employee for 2025 due to an increase in the number of employees during the year. We concluded that this change could materially impact the comparability of our CEO pay ratio, and therefore re‑identified the median employee for 2025. We intend to use this newly identified median employee for the next three years as permitted under Item 402(u), unless we determine in a future period that there have been material changes to our employee population or compensation arrangements that would require us to identify a new median employee sooner.
Using our “median employee” and Ms. Apsey, we calculated the applicable Summary Compensation Table values for each according to applicable SEC rules.
Director Compensation
The following table provides information concerning the compensation of each person who served as a non-employee director of the Company during 2025.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
(a)	(b)	(h)
Leanne M. Bell	$155,000	$155,000
Diane C. Bridgewater	—	—
Geoffrey S. Chatas	155,000	155,000
Rowena G. Crosbie	—	—
Robert A. Elliott	175,000	175,000
Debora M. Frodl	167,500	167,500
Ronnie D. Hawkins, Jr.	155,000	155,000
David G. Hutchens	155,000	155,000
James P. Laurito	155,000	155,000
Jocelyn H. Perry	155,000	155,000
Sandra E. Pierce	210,000	210,000
Kevin L. Prust	155,000	155,000
A. Douglas Rothwell	162,500	162,500
Brian C. Walker	155,000	155,000
____________________________
(1)Includes annual Board retainer and committee chairmanship retainer, as well as a chairperson fee (for Ms. Pierce only). Ms. Bridgewater and Ms. Crosbie joined the Board in January 2026.
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
We maintain a Director Deferred Compensation Plan under which nonqualified deferred compensation is permissible. Only non-employee directors of the Company are eligible to participate in this plan. Directors are allowed to defer up to 100% of their annual board compensation. Investment earnings are based on the various investment options available under the plan and are selected by the individual directors. Distributions will be made when the director ceases to serve on the Board and/or ceases to provide other non-employee consulting services to the Company or any Fortis entity. Mr. Chatas participated in this plan in 2025.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock and Fortis’ common stock as of February 1, 2026, except as otherwise indicated, by:
•each of our current directors;
•each of the persons named in the “Summary Compensation Table” under Item 11; and
•all current directors and executive officers as a group.

The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on February 1, 2026 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table:

Name of Beneficial Owner	Number of Company Shares Beneficially Owned (#)	Percent of Class (%)	Number of Fortis shares Beneficially Owned (#)	Percent of Class (%)
Linda H. Apsey	—	—	53,889	*
Gretchen L. Holloway	—	—	8,903	*
Brian Slocum	—	—	5,200	*
Christine Mason Soneral	—	—	—	—
Krista Tanner	—	—	10,693	*
Simon Whitelocke	—	—	10,161	*
Leanne M. Bell	—	—	—	—
Diane C. Bridgewater	—	—	—	—
Geoffrey S. Chatas	—	—	—	—
Rowena G. Crosbie	—	—	—	—
Robert A. Elliott	—	—	—	—
Debora M. Frodl	—	—	—	—
Ronnie D. Hawkins, Jr.	—	—	—	—
David G. Hutchens	—	—	140,308	*
James P. Laurito	—	—	19,503	*
Jocelyn H. Perry	—	—	121,137	*
Sandra E. Pierce	—	—	—	—
Kevin L. Prust	—	—	500	*
A. Douglas Rothwell	—	—	—	—
Brian C. Walker	—	—	—	—
All current directors and executive officers as a group (20 persons)	—	—%	370,294	*
* Less than one percent
ITC Investment Holdings, which owns all of our outstanding common stock, is 80.1% owned by FortisUS and 19.9% owned by Eiffel. FortisUS is a wholly-owned subsidiary of Fortis.
At December 31, 2025, there were no securities authorized for issuance under any compensation plans of ITC Holdings.
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
DIRECTOR INDEPENDENCE
Based on the absence of any material relationship between them and us, other than their capacities as directors, the Board has determined that Mmes. Bell, Bridgewater, Crosbie, Frodl, and Pierce and Messrs. Elliott, Hawkins, Jr., Laurito, Prust, and Rothwell are “independent” as defined in the Shareholders Agreement. In addition, our Board has determined that, as the committees are currently constituted, a majority of the members of the Audit and Risk Committee are “independent” as required in its charter. None of the directors determined to be independent is or ever has been employed by us.
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
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table provides a summary of the aggregate fees incurred for Deloitte’s services in 2025 and 2024:

	2025	2024
Audit fees (1)	$2,496,000	$2,459,000
Audit-related fees (2)	155,000	67,000
Tax fees (3)	17,000	12,000
All other fees (4)	25,000	11,000
Total fees	$2,693,000	$2,549,000
____________________________
(1)    Audit fees were for professional services rendered for the audit of our consolidated financial statements and internal controls and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filing engagements.
(2)    Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “audit fees.” These services include the audit of our employee benefit plans.
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
The Audit and Risk Committee approved all of the services performed by Deloitte in 2025 pursuant to the pre-approval policy.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Position as of December 31, 2025 and 2024
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
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

3.1	Restated Articles of Incorporation of ITC Holdings Corp. (filed with Registrant’s Form 10-Q for the quarter ended September 30, 2016)

**3.2	Twelfth Amended and Restated Bylaws of ITC Holdings Corp.

4.3	Indenture, dated as of July 16, 2003, between ITC Holdings Corp. and BNY Midwest Trust Company, as trustee (filed with Registrant’s Registration Statement on Form S-1, as amended, Reg. No. 333-123657)

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

4.55
Eleventh Supplemental Indenture, dated as of July 19, 2021, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on August 3, 2021)

4.56
Ninth Supplemental Indenture, dated as of November 5, 2021, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 2.93% First Mortgage Bonds, Series I, due 2052 and Form of 2.93% First Mortgage Bonds, Series J, due 2052) (filed with Registrant’s Form 8-K on January 14, 2022)

4.57
Twelfth Supplemental Indenture, dated as of August 2, 2022, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) as trustee (including Form of 3.87% First Mortgage Bonds, Series K due 2027 and Form of 4.53% First Mortgage Bonds, Series L due 2052) (filed with Registrant’s Form 8-K on October 12, 2022)

4.58
Sixth Supplemental Indenture, dated as of September 22, 2022, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 4.950% Notes due 2027) (filed with the Registrant’s Form 8-K on September 22, 2022)

4.59
Seventh Supplemental Indenture, dated as of June 1, 2023, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (with Form of 5.400% Notes due 2033) (filed with the Registrant’s Form 8-K on June 1, 2023)

4.60
Twelfth Supplemental Indenture, dated as of October 9, 2023, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on November 1, 2023)

4.61
Tenth Supplemental Indenture, dated as of December 13, 2023, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Form of 5.11% First Mortgage Bonds, Series K, due 2029 and Form of 5.38% First Mortgage Bonds, Series L, due 2034) (filed with the Registrant’s Form 8-K on January 23, 2024)

4.62
Eighth Supplemental Indenture, dated as of May 9, 2024, between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (including Form of 5.650% Notes due 2034) (filed with Registrant’s Form 8-K on May 9, 2024)

4.63
Thirteenth Supplemental Indenture, dated as of October 3, 2024, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (filed with Registrant’s Form 8-K on December 10, 2024)

4.64
Thirteenth Supplemental Indenture, dated as of December 16, 2025, between Michigan Electric Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (filed with Registrant’s Form 8-K on January 14, 2026)

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

10.221
Amendment No.1 to Revolving Credit Agreement, dated as of December 16, 2024, among ITC Holdings Corp., ITC Midwest LLC, ITC Great Plains, LLC, Michigan Electric Transmission Company, LLC and International Transmission Company, with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof, and Wells Fargo Bank, National Association, in its capacity as administrative agent. (filed with Registrant's Form 10-K for the year ended December 31, 2024)

***10.222	Letter Agreement, dated as of November 13, 2025, between ITC Holdings Corp. and Krista K. Tanner, effective as of March 23, 2026

19	ITC Holdings Corp. Insider Trading Policies and Procedures (filed with Registrant's Form 10-K for the year ended December 31, 2024)

**21	List of Subsidiaries

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	Inline XBRL Taxonomy Extension Definition Database

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

**104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101)
___________________________

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Management contract or compensatory plan or arrangement filed herewith

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)

	December 31,
(In millions of USD, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$8	$16
Accounts receivable from subsidiaries	24	20
Intercompany tax receivable from subsidiaries	11	21
Prepaid and other current assets	7	5
Total current assets	50	62
Other assets
Investment in subsidiaries	7,457	6,872
Deferred income taxes	74	65
Advances to subsidiaries	50	—
Other assets	129	136
Total other assets	7,710	7,073
TOTAL ASSETS	$7,760	$7,135
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued compensation	$71	$57
Accrued interest	34	34
Debt maturing within one year	636	—
Other current liabilities	14	17
Total current liabilities	755	108
Accrued pension and postretirement liabilities	27	39
Long-term debt (net of deferred financing fees and discount of $18 and $22, respectively)	3,483	3,878
Other liabilities	135	113
TOTAL LIABILITIES	4,400	4,138
STOCKHOLDER'S EQUITY
Common Stock, without par value, 235,000,000 shares authorized, 224,203,112 issued and outstanding at December 31, 2025 and 2024	892	892
Retained earnings	2,447	2,077
Accumulated other comprehensive income	21	28
Total stockholder’s equity	3,360	2,997
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,760	$7,135
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
Other (expenses) income, net	$4	$13	$13
General and administrative expense	(33)	(11)	(10)
Taxes other than income taxes	(2)	(1)	—
Interest expense, net	(180)	(175)	(161)
LOSS BEFORE INCOME TAXES	(211)	(174)	(158)
INCOME TAX BENEFIT	(55)	(46)	(29)
LOSS AFTER TAXES	(156)	(128)	(129)
EQUITY IN SUBSIDIARIES’ NET EARNINGS	675	612	592
NET INCOME	519	484	463
OTHER COMPREHENSIVE (LOSS) INCOME
Derivative instruments (net of tax of $(2), $(1) and $1, respectively)	(7)	(1)	2
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(7)	(1)	2
TOTAL COMPREHENSIVE INCOME	$512	$483	$465
See notes to condensed financial statements (parent company only).

SCHEDULE I — Condensed Financial Information of Registrant
ITC HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$519	$484	$463
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries' earnings	(675)	(612)	(592)
Dividends from subsidiaries	64	60	128
Deferred and other income taxes	(105)	(99)	(90)
Net intercompany tax payments from subsidiaries	98	101	113
Share-based compensation	27	4	6
Other	(1)	(10)	4
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable from subsidiaries	(4)	1	(2)
Intercompany tax receivable from subsidiaries	9	(2)	7
Income tax receivable	(3)	—	—
Accrued compensation	10	(3)	(4)
Other current and non-current assets and liabilities, net	(12)	5	6
Net cash (used in) provided by operating activities	(73)	(71)	39
CASH FLOWS FROM INVESTING ACTIVITIES
Equity contributions to subsidiaries	(154)	(189)	(58)
Return of capital from subsidiaries	181	295	223
Advances to subsidiaries	(50)	—	—
Other	2	4	4
Net cash (used in) provided by investing activities	(21)	110	169
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	—	399	799
Borrowings under revolving credit agreements	73	—	16
Net issuances (repayments) of commercial paper	237	—	(134)
Repayments of long-term debt	—	(400)	(250)
Repayments of revolving credit agreements	(73)	—	(26)
Dividends to ITC Investment Holdings	(149)	(343)	(283)
Other	—	(4)	(7)
Net cash provided by (used in) financing activities	88	(348)	115
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6)	(309)	323
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	17	326	3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$11	$17	$326
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
As a holding company with no business operations, ITC Holdings’ assets consist primarily of investments in our subsidiaries. ITC Holdings’ material cash inflows are only from dividends and other payments received from our subsidiaries, the proceeds raised from the sale of debt securities, issuances under our commercial paper program and borrowings under our revolving credit agreement. ITC Holdings may not be able to access cash generated by our subsidiaries in order to fulfill cash commitments. The ability of our subsidiaries to make dividend and other payments to us is subject to the availability of funds after taking into account their respective funding requirements, the terms of their respective indebtedness, the regulations of the FERC under the FPA and applicable state laws. In addition, there are practical limitations on using the net assets of each of our Regulated Operating Subsidiaries as of December 31, 2025 for dividends based on management's intent to maintain the FERC-approved capital structure targeting 60% equity and 40% debt for each of our Regulated Operating Subsidiaries. These net assets are included in Schedule I as the line-item “investment in subsidiaries.” Each of our subsidiaries, however, is legally distinct from us and has no obligation, contingent or otherwise, to make funds available to us.
2.     DEBT
As of December 31, 2025, the maturities of our debt outstanding were as follows:

(In millions of USD)
2026	$637
2027	1,400
2028	—
2029	—
2030	700
2031 and thereafter	1,400
Total	$4,137
See Note 9 to the consolidated financial statements for additional information on the ITC Holdings Senior Notes, the ITC Holdings Notes, the ITC Holdings revolving credit agreement, the ITC Holdings commercial paper program and the ITC Holdings derivative instruments and hedging activities.
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of the ITC Holdings long-term debt and debt maturing within one year, excluding borrowings on commercial paper, was $3,917 million and $3,806 million at December 31, 2025 and 2024, respectively. These fair values of the ITC Holdings long-term debt and debt maturing within one year represent Level 2 under the three-tier hierarchy described in Note 12 to the consolidated financial statements. The total book value of the ITC Holdings long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on commercial paper, was $3,883 million and $3,878 million at December 31, 2025 and 2024, respectively.
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
We may enter into intercompany loan agreements with our subsidiaries. The total of these intercompany loan advances or repayments is presented as a net cash outflow or inflow from investing activities in the condensed statements of cash flows. On August 1, 2025, we entered into an intercompany loan agreement with METC to advance up to $50 million, with a maturity date of August 1, 2027. As of December 31, 2025, the balance outstanding was $50 million. On January 20, 2026, METC repaid the intercompany loan in full with proceeds from the issuance of Senior Secured Notes on January 14, 2026. We received interest payments of $1 million for the year ended December 31, 2025 associated with this intercompany loan. We received principal and interest payments of $4 million for the year ended December 31, 2023 associated with an intercompany loan. There were no intercompany loans outstanding at December 31, 2024.
Intercompany Tax Sharing Arrangement
We operate under an intercompany tax sharing arrangement with our subsidiaries and as a result may receive or pay income taxes based on their stand-alone company tax positions. The total of these tax payments is presented as a net cash outflow or inflow from operating activities in the condensed statements of cash flows. Other reconciling items between the parent company and the consolidated tax liabilities are presented as deferred and other income taxes in the adjustments to reconcile net income to net cash provided by operating activities.
4.    SUPPLEMENTAL FINANCIAL INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed statements of financial position that sum to the total of the same such amounts shown in the condensed statements of cash flows:

	December 31,
(In millions of USD)	2025	2024	2023
Cash and cash equivalents	$8	$16	$325
Restricted cash included in other non-current assets	3	1	1
Total cash, cash equivalents and restricted cash	$11	$17	$326

Supplementary Cash Flows Information

	Year Ended December 31,
(In millions of USD)	2025	2024	2023
Interest paid	$182	$176	$150
Income taxes paid net of refunds:
Federal income taxes paid to ITC Investment Holdings	43	47	42
Michigan income taxes paid to ITC Investment Holdings	5	6	7
Income taxes paid directly to various state jurisdictions	2	1	—
Total income taxes paid	50	54	49
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2026.

ITC HOLDINGS CORP.
By:	/s/ LINDA H. APSEY
Linda H. Apsey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA H. APSEY	Chief Executive Officer	February 11, 2026
Linda H. Apsey	(principal executive officer)

/s/ GRETCHEN L. HOLLOWAY	Senior Vice President and Chief Financial Officer	February 11, 2026
Gretchen L. Holloway	(principal financial and accounting officer)

/s/ SANDRA E. PIERCE	Director and Chairman	February 11, 2026
Sandra E. Pierce

/s/ LEANNE M. BELL	Director	February 11, 2026
Leanne M. Bell

/s/ DIANE C. BRIDGEWATER	Director	February 11, 2026
Diane C. Bridgewater

/s/ GEOFFREY CHATAS	Director	February 11, 2026
Geoffrey Chatas

/s/ ROWENA CROSBIE	Director	February 11, 2026
Rowena Crosbie

/s/ ROBERT A. ELLIOTT	Director	February 11, 2026
Robert A. Elliott

/s/ DEBORA M. FRODL	Director	February 11, 2026
Debora M. Frodl

/s/ RONNIE D. HAWKINS, JR	Director	February 11, 2026
Ronnie D. Hawkins, Jr

/s/ DAVID G. HUTCHENS	Director	February 11, 2026
David G. Hutchens

/s/ JAMES P. LAURITO	Director	February 11, 2026
James P. Laurito

/s/ JOCELYN H. PERRY	Director	February 11, 2026
Jocelyn H. Perry

/s/ KEVIN L. PRUST	Director	February 11, 2026
Kevin L. Prust

/s/ A. DOUGLAS ROTHWELL	Director	February 11, 2026
A. Douglas Rothwell

/s/ BRIAN WALKER	Director	February 11, 2026
Brian Walker