Form 10-Q
period 2026-03-31
ITC Holdings Corp.
filed 2026-05-06
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of May 5, 2026.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended March 31, 2026

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
•“October 2024 Order” are references to an order issued by the FERC on October 17, 2024 regarding the Initial Complaint and the Second Complaint;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31,	December 31,
(In millions of USD, except share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$3	$13
Accounts receivable	167	164
Inventory	87	85
Regulatory assets	29	28
Prepaid and other current assets	36	28
Total current assets	322	318
Non-current assets
Property, plant and equipment (net of accumulated depreciation and amortization of $2,944 and $2,892, respectively)	13,521	13,196
Goodwill	950	950
Regulatory assets	238	197
Other non-current assets	174	173
Total non-current assets	14,883	14,516
TOTAL ASSETS	$15,205	$14,834
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$162	$141
Accrued compensation	54	71
Accrued interest	91	77
Accrued taxes	71	81
Regulatory liabilities	18	23
Refundable deposits and advances for construction	66	54
Debt maturing within one year	881	636
Other current liabilities	18	25
Total current liabilities	1,361	1,108
Non-current liabilities
Accrued pension and postretirement liabilities	29	27
Deferred income taxes	1,693	1,662
Regulatory liabilities	758	759
Long-term debt	7,869	7,840
Other non-current liabilities	72	81
Total non-current liabilities	10,421	10,369
TOTAL LIABILITIES	11,782	11,477
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 5 and 12)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding	892	892
Retained earnings	2,508	2,444
Accumulated other comprehensive income	23	21
Total stockholder’s equity	3,423	3,357
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$15,205	$14,834
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions of USD)	2026	2025
OPERATING REVENUES
Transmission and other services	$433	$397
Formula Rate true-up	40	43
Total operating revenues	473	440
OPERATING EXPENSES
Operation and maintenance	28	29
General and administrative	49	40
Depreciation and amortization	91	84
Taxes other than income taxes	50	45
Total operating expenses	218	198
OPERATING INCOME	255	242
OTHER EXPENSES (INCOME)
Interest expense, net	93	89
Allowance for equity funds used during construction	(13)	(10)
Other expenses (income), net	(2)	(2)
Total other expenses (income)	78	77
INCOME BEFORE INCOME TAXES	177	165
INCOME TAX PROVISION	40	38
NET INCOME	137	127
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax	2	(3)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2	(3)
TOTAL COMPREHENSIVE INCOME	$139	$124
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2024	$892	$2,074	$28	$2,994
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(73)	—	(73)
Other comprehensive loss, net of tax	—	—	(3)	(3)
BALANCE, MARCH 31, 2025	$892	$2,128	$25	$3,045

BALANCE, DECEMBER 31, 2025	$892	$2,444	$21	$3,357
Net income	—	137	—	137
Dividends to ITC Investment Holdings	—	(73)	—	(73)
Other comprehensive income, net of tax	—	—	2	2
BALANCE, MARCH 31, 2026	$892	$2,508	$23	$3,423
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions of USD)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	91	84
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	(37)	(47)
Deferred income tax expense	23	25
Allowance for equity funds used during construction	(13)	(10)
Share-based compensation	12	9
Other	5	(2)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(5)	4
Accounts payable	5	(5)
Accrued compensation	(11)	(8)
Accrued interest	14	9
Accrued taxes	(10)	(18)
Other current and non-current assets and liabilities, net	(28)	(22)
Net cash provided by operating activities	183	146
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(398)	(354)
Other	(2)	5
Net cash used in investing activities	(400)	(349)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	600	—
Borrowings under revolving credit agreement	343	435
Net issuances of commercial paper	144	70
Repayments of revolving credit agreement	(812)	(231)
Dividends to ITC Investment Holdings	(73)	(73)
Refundable deposits from generators for transmission network upgrades	21	5
Repayments of refundable deposits from generators for transmission network upgrades	(3)	(20)
Other	(3)	1
Net cash provided by financing activities	217	187
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(16)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	39	27
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$39	$11
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
Basis of Presentation
These condensed consolidated interim financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2025 included in ITC Holdings’ annual report on Form 10-K for such period.
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
Other Services
Other services revenue consists of rental revenues, easement revenues and amounts from providing ancillary services relating to customer-owned plant assets. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for each of the three months ended March 31, 2026 and 2025 was $1 million.
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	March 31,	December 31,
(In millions of USD)	2026	2025
Trade accounts receivable	$10	$9
Unbilled accounts receivable	142	138
Other	15	17
Total accounts receivable	$167	$164

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
The formula used to derive the rates does not require further action or FERC filings each year, although the formula inputs remain subject to legal challenge at the FERC. Our Regulated Operating Subsidiaries will continue to use the formula to calculate their respective annual revenue requirements unless the FERC determines the resulting rates to be unjust and unreasonable and another mechanism is determined by the FERC to be just and reasonable. See Note 12 for details on the MISO rate of return on equity complaints.
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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the three months ended March 31, 2026:

(In millions of USD)	Total
Net regulatory assets as of December 31, 2025	$23
Net collection of 2024 revenue deferrals and accruals, including accrued interest	(3)
Net revenue accruals, including accrued interest	40
Net regulatory assets as of March 31, 2026	$60

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	March 31,	December 31,
(In millions of USD)	2026	2025
Current regulatory assets	$29	$28
Non-current regulatory assets	68	33
Current regulatory liabilities	(17)	(16)
Non-current regulatory liabilities	(20)	(22)
Net regulatory assets	$60	$23
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of March 31, 2026, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
MISO Regulated Operating Subsidiaries
The authorized ROE used by the MISO Regulated Operating Subsidiaries was 10.73% and is composed of a base ROE of 9.98% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.
ITC Great Plains
The authorized ROE used by ITC Great Plains was 11.41% and is composed of a base ROE of 10.66% with a 25 basis point adder for independent transmission ownership and a 50 basis point adder for RTO participation.

6.    DEBT
Fixed Rate Debt
The following notes and bonds were issued during the three months ended March 31, 2026:

(In millions of USD)	Principal Amount		Interest Rate	Issuance Date	Maturity Date
METC Senior Secured Notes, Series A (a)	$125	(c)	5.08%	01/14/2026	01/14/2036
METC Senior Secured Notes, Series B (a)	125	(c)	5.71%	01/14/2026	01/14/2046
ITCTransmission First Mortgage Bonds, Series M (b)	175	(d)	4.78%	03/12/2026	03/12/2034
ITC Midwest First Mortgage Bonds, Series O (b)	175	(d)	4.86%	03/12/2026	03/12/2035
Total	$600
____________________________
(a)The METC Senior Secured Notes were issued under METC’s first mortgage indenture and are secured by a first mortgage lien on substantially all of its real property and tangible personal property.
(b)The ITCTransmission and ITC Midwest First Mortgage Bonds were issued under the First Mortgage and Deed of Trust of ITCTransmission and ITC Midwest, respectively, and each are secured by a first mortgage lien on substantially all of the real property and tangible personal property of each respective entity.
(c)The net proceeds from the offering of the METC Senior Secured Notes were used to repay existing indebtedness under the revolving credit agreement and intercompany loan agreement, to partially fund capital expenditures and for general corporate purposes.
(d)The net proceeds from the offering of the ITCTransmission and ITC Midwest First Mortgage Bonds were used to repay existing indebtedness under the revolving credit agreement, to partially fund capital expenditures and for general corporate purposes.
On April 1, 2026, ITC Holdings completed a debt issuance of Senior Notes totaling $900 million, which included $500 million aggregate principal amount of unsecured 4.875% Senior Notes, due April 15, 2031 and $400 million aggregate principal amount of unsecured 5.50% Senior Notes, due April 15, 2036. The 4.875% and 5.50% Senior Notes are redeemable prior to March 15, 2031 and January 15, 2036, respectively, in whole or in part and at the option of ITC Holdings, by paying an applicable make whole premium. The net proceeds from this offering, after discount and costs related to the issuance, will be used to fund the repayment of $400 million aggregate principal amount of ITC Holdings’ 3.25% Senior Notes due June 30, 2026, to repay indebtedness outstanding under the commercial paper program and for general corporate purposes. The 4.875% and 5.50% Senior Notes were issued under ITC Holdings’ indenture, dated April 18, 2013, between ITC Holdings and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, as supplemented from time to time, including by the Ninth Supplemental Indenture, dated as of April 1, 2026.
Commercial Paper
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper. The Company’s revolving credit agreement may be used to repay commercial paper issued pursuant to the commercial paper program. At March 31, 2026, we had the following commercial paper, net of discount:

(In millions of USD)	Program Size	Issued and Outstanding (a)	Weighted Average Interest Rate on Outstanding Balance	Weighted Average Remaining Days to Maturity
Commercial Paper	$400	$381	4.07%	2
____________________________
(a) Included within debt maturing within one year on the condensed consolidated statements of financial position.

Revolving Credit Agreement
At March 31, 2026, we had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$400	$—	$400	—%	0.175%
ITCTransmission	200	35	165	4.71%	0.100%
METC	125	27	98	4.71%	0.100%
ITC Midwest	200	45	155	4.71%	0.100%
ITC Great Plains	75	13	62	4.71%	0.100%
Total	$1,000	$120	$880
____________________________
(a)Individual sublimits may be adjusted, subject to certain individual sublimits and the aggregate limit under the revolving credit agreement not to exceed $1 billion.
(b)Included within long-term debt on the condensed consolidated statements of financial position.
(c)Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing.
(d)Calculation based on the average daily unused commitments, subject to adjustment based on the borrower’s credit rating.
Derivative Instruments and Hedging Activities
We use derivative financial instruments to manage our exposure to fluctuations in interest rates. Our risk management strategy includes the use of interest rate derivatives to mitigate variability in forecasted interest payments associated with anticipated debt issuances at ITC Holdings. These derivatives are designated as cash flow hedges and qualify for hedge accounting treatment.
In advance of planned debt issuances, we may enter into interest rate derivatives with future effective dates. Depending on market conditions and financing timing, certain derivatives may be settled prior to the issuance of the related debt, while others remain outstanding until their effective dates.
Derivative financial instruments designated as cash flow hedges that were settled during the three months ended March 31, 2026:

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Pre-Tax Gain on Derivatives (b)	Hedged Period (In years)	Effective Date
Interest rate swaps (a)	$705	3.52%	$4	5	Q2 2026 / Q3 2027
____________________________
(a)On March 23, 2026, we terminated interest rate swap contracts in connection with the pricing of $900 million of ITC Holdings’ Senior Notes, as discussed above.
(b)The gains on these derivatives were recorded net of tax in AOCI and are being amortized as a component of interest expense over the first five years of interest payments on the related debt which represent the hedged forecasted cash flows. See Note 9 for additional information.
Derivative financial instruments that were outstanding at March 31, 2026:

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Hedged Period (In years)	Effective Date
Interest rate swaps (a)	$100	3.54%	5	Q3 2027
____________________________
(a)Interest rate swap contracts are designated as cash flow hedges of the first five years of forecasted interest payments associated with an anticipated debt issuance. See Note 8 for information on the fair value of these derivatives.

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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended
	March 31,
(In millions of USD)	2026	2025
Service cost	$2	$2
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net periodic benefit cost	$2	$2
The components of net pension cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three Months Ended
	March 31,
(In millions of USD)	2026	2025
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of unrecognized gain	(1)	(1)
Net postretirement cost	$—	$—
The components of net postretirement cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $4 million and $3 million for the three months ended March 31, 2026 and 2025, respectively.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at March 31, 2026, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$3	$—	$—
Mutual funds — fixed income securities	41	—	—
Mutual funds — equity securities	14	—	—
Interest rate swap derivatives	—	1	—
Total	$58	$1	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2025, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$3	$—	$—
Mutual funds — fixed income securities	41	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	3	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	4	—
Total	$59	$(1)	$—
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
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2026 and 2025.
Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the revolving credit agreement and commercial paper, was $7,584 million and $7,088 million at March 31, 2026 and December 31, 2025, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the revolving credit agreement and commercial paper, was $8,249 million and $7,651 million at March 31, 2026 and December 31, 2025, respectively.
Revolving Credit Agreement
At March 31, 2026 and December 31, 2025, we had a consolidated total of $120 million and $589 million, respectively, outstanding under our revolving credit agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments including cash and cash equivalents and commercial paper, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended
	March 31,
(In millions of USD)	2026	2025
Balance at the beginning of period	$21	$28
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $— and $—, respectively) (a)	(1)	—
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1 and $(1), respectively)	3	(3)
Total other comprehensive income (loss), net of tax	2	(3)
Balance at the end of period	$23	$25
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending March 31, 2027 is expected to be approximately $7 million (net of tax of $2 million).
10.    SHARE-BASED COMPENSATION
In 2026, 324,861 PBUs and 256,310 SBUs were granted pursuant to our long-term incentive plans. The aggregate fair value of all outstanding PBUs and SBUs as of March 31, 2026 was $66 million and $45 million, respectively. At March 31, 2026, the unrecognized compensation cost related to the PBUs and SBUs was $30 million and $22 million, respectively.
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

	March 31,	December 31,
(In millions of USD)	2026	2025
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$—	$1
Net income tax receivable from ITC Investment Holdings (a)	4	2
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.

	Three Months Ended
	March 31,
(In millions of USD)	2026	2025
Statements of comprehensive income activity:
Billed from Fortis and Fortis affiliates (a)	$4	$4
Billed to Fortis and Fortis affiliates (b)	2	1
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
Rate of Return on Equity Complaints
Two complaints, the Initial Complaint in 2013 and the Second Complaint in 2015, were filed with the FERC by combinations of consumer advocates, consumer groups, municipal parties and other parties challenging the base ROE in MISO. The complaints were filed under Section 206 of the Federal Power Act requesting that the FERC find the MISO regional base ROE for all MISO TOs, including our MISO Regulated Operating Subsidiaries, to no longer be just and reasonable.

The complainants sought a FERC order to reduce the base ROE used in the formula transmission rates for our MISO Regulated Operating Subsidiaries, reduce the equity component of our capital structure and terminate the ROE adders approved for certain MISO Regulated Operating Subsidiaries.
After years of litigation, a series of FERC orders, and an opinion by the D.C. Circuit Court vacating those orders, the FERC issued an order on October 17, 2024, finding that the base ROE for the Initial Complaint should be 9.98% for all MISO TOs, including our MISO Regulated Operating Subsidiaries, and the top of the range of reasonableness for that period should be 12.58%. The FERC determined that this base ROE should apply during the first refund period of November 12, 2013 to February 11, 2015 and from September 28, 2016 prospectively. The FERC also reaffirmed its previous finding that no refunds would be ordered on the Second Complaint. MISO and the MISO TOs requested an extension of the refund resettlement period until July 31, 2026, which was approved by the FERC on April 2, 2026. Certain MISO TOs, including us, as well as other interested parties, have sought review of FERC’s decision in the D.C. Circuit Court. Those appeals remain pending, and we cannot predict their outcome.
During the three months ended March 31, 2026 and 2025, we made refund payments of $7 million and $6 million, respectively, in accordance with the refund provisions of the order. As of March 31, 2026 and December 31, 2025, the aggregate refund liability in current regulatory liabilities was $1 million and $7 million, respectively, and included interest of less than $1 million and $2 million, respectively.
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

	March 31,		December 31,
(In millions of USD)	2026	2025	2025	2024
Cash and cash equivalents	$3	$3	$13	$19
Restricted cash included in other non-current assets	36	8	26	8
Total cash, cash equivalents and restricted cash	$39	$11	$39	$27
Supplementary Cash Flows Information

	Three Months Ended
	March 31,
(In millions of USD)	2026	2025
Interest paid (net of interest capitalized)	$80	$80
Income taxes paid to ITC Investment Holdings	18	23
Income taxes paid to state jurisdictions	—	1
Non-cash investing and financing activities:
Additions to property, plant and equipment (a)	143	135
Allowance for equity funds used during construction	13	10
Other	—	4
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of March 31, 2026 or 2025, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

14.    SEGMENT INFORMATION
We identify reportable segments based on factors including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended March 31, 2026
Statements of comprehensive income activity
Operating revenues	$484	$—	$(11)	$473
Depreciation and amortization	91	—	—	91
Interest expense, net	48	45	—	93
Other segment items (a)	108	15	(11)	112
Income (loss) before income taxes	237	(60)	—	177
Income tax provision (benefit)	57	(17)	—	40
Subsidiary net earnings	—	180	(180)	—
Net income	180	137	(180)	137
Statements of cash flows activity
Expenditures for property, plant and equipment	380	—	18	398
As of March 31, 2026
Statements of financial position balances
Property, plant and equipment, net	13,513	8	—	13,521
Goodwill	950	—	—	950
Total assets (b)	15,056	7,954	(7,805)	15,205

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended March 31, 2025
Statements of comprehensive income activity
Operating revenues	$449	$—	$(9)	$440
Depreciation and amortization	84	—	—	84
Interest expense, net	45	44	—	89
Other segment items (a)	104	7	(9)	102
Income (loss) before income taxes	216	(51)	—	165
Income tax provision (benefit)	52	(14)	—	38
Subsidiary net earnings	—	164	(164)	—
Net income	164	127	(164)	127
Statements of cash flows activity
Expenditures for property, plant and equipment	339	—	15	354
As of December 31, 2025
Statements of financial position balances
Property, plant and equipment, net	13,189	7	—	13,196
Goodwill	950	—	—	950
Total assets (b)	14,680	7,761	(7,607)	14,834
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, forecasted capital expenditures, dividend payments, growth opportunities, the outlook for our business and the electric transmission industry, and expectations with respect to various legal and regulatory proceedings based upon information available at the time such statements are made. All statements, other than statements of historical fact, included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasted,” “projects,” “likely,” “could,” “might,” “target,” “would,” “plan,” “potential,” “continue,” “should,” “predict,” “seeks,” and the negative of these terms, and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are based on estimates and assumptions and are subject to significant risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the following risks and uncertainties listed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2025 and those included in or modified by this report or our other reports filed with the SEC from time to time:
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
Significant matters that influenced our financial condition, results of operations and cash flows for the three months ended March 31, 2026 or that may affect future results include:
•Our capital expenditures of $398 million at our Regulated Operating Subsidiaries during the three months ended March 31, 2026, as described below under “— Capital Investment and Operating Results Trends;”
•Debt activity, including derivatives, as described in Note 6 to the condensed consolidated interim financial statements;
•The appeal proceedings related to the October 2024 Order as described in Note 12 to the condensed consolidated interim financial statements; and
•NOPRs previously issued by the FERC proposing changes to transmission incentives policy, as described in Note 5 to the condensed consolidated interim financial statements.
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of March 31, 2026, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $7 million. See Notes 5 and 12 to the condensed consolidated interim financial statements for additional information related to matters that have impacted base ROE and may impact future rates.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. In response to these challenges, we have increased levels of certain materials and supplies inventories over time to help reduce risks related to global supply chain constraints. We continue to monitor and evaluate the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities. Recently announced changes and proposed changes to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over tariffs and their potential impacts on the cost of goods, inflation, recession and slowing growth. As such, we continue to monitor and evaluate the potential impacts of these changes and measures, including the imposition of tariffs and ongoing legal challenges to such tariffs, on our business and operations. It is not currently possible to predict the impact of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our forecasted capital expenditures for the years 2026 through 2030 or our long-term financial condition, results of operations and cash flows. However, we do not currently expect a significant financial impact in 2026.
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
The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Three Months Ended	Expenditures
(In millions of USD)	March 31, 2026	2026 — 2030
Expenditures for property, plant and equipment (a)	$398	$7,291
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
On April 7, 2026, our Regulated Operating Subsidiaries, along with a coalition of other TOs that operate in the MISO and SPP RTOs, filed a complaint at the FERC under Section 206 of the Federal Power Act related to the FERC Order No. 1000 competitive solicitation process for electric transmission projects in the MISO and SPP regions. The complaint seeks to (1) exempt from the competitive solicitation process transmission projects in the MISO and SPP regions that facilitate generation or load additions, or (2) suspend competitive solicitations for certain categories of projects in these regions for the next five years. It is requested that the proposed change apply prospectively from the date of the complaint. While there is no stipulated timeline for the FERC to act, the complainants have requested that the FERC take action in response to the complaint by July 16, 2026.
Our capital expenditure forecast is subject to continuing review and modification. Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2025.
Results of Operations

	Three Months Ended			Percentage
	March 31,		Increase	Increase
(In millions of USD)	2026	2025	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$433	$397	$36	9%
Formula Rate true-up	40	43	(3)	(7)%
Total operating revenues	473	440	33	8%
OPERATING EXPENSES
Operation and maintenance	28	29	(1)	(3)%
General and administrative	49	40	9	23%
Depreciation and amortization	91	84	7	8%
Taxes other than income taxes	50	45	5	11%
Total operating expenses	218	198	20	10%
OPERATING INCOME	255	242	13	5%
OTHER EXPENSES (INCOME)
Interest expense, net	93	89	4	4%
Allowance for equity funds used during construction	(13)	(10)	(3)	(30)%
Other expenses (income), net	(2)	(2)	—	—%
Total other expenses (income)	78	77	1	1%
INCOME BEFORE INCOME TAXES	177	165	12	7%
INCOME TAX PROVISION	40	38	2	5%
NET INCOME	$137	$127	$10	8%

Operating Revenues
The following table sets forth the components of and changes in operating revenues for the three months ended March 31, 2026 and 2025, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

	Three Months Ended
	March 31,					Percentage
	2026		2025		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$339	72%	$313	71%	$26	8%
Regional cost sharing revenues (a)	113	24%	110	25%	3	3%
Point-to-point	11	2%	9	2%	2	22%
Scheduling, control and dispatch (a)	5	1%	4	1%	1	25%
Other	5	1%	4	1%	1	25%
Total	$473	100%	$440	100%	$33	8%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.
Operating revenues for the three months ended March 31, 2026 increased compared to the same period in 2025 primarily due to higher rate base associated with higher balances of property, plant and equipment and resulting return. Other contributors included increased recoverable operating expenses.
Operating Expenses
General and administrative
General and administrative expense increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher compensation-related costs, driven largely by increased share-based compensation and personnel additions, as well as higher professional services fees.
Taxes other than income taxes
Taxes other than income taxes increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in property taxes as a result of additional plant in service.
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
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters or contingencies described in Notes 5 and 12 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2025. There have been no material changes to our contractual obligations since December 31, 2025, other than the items described in Note 6 to the condensed consolidated interim financial statements and the items listed below:

•The pricing of $50 million aggregate principal amount of ITCTransmission’s 5.41% First Mortgage Bonds, Series N, due 2044, with an expected issuance date of July 15, 2026; and
•The pricing of $100 million aggregate principal amount of ITC Midwest’s 5.53% First Mortgage Bonds, Series P, due 2047, with an expected issuance date of July 15, 2026.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program, amounts available under our revolving credit agreement and long-term debt financing, as needed. As of March 31, 2026, we had consolidated indebtedness under our revolving credit agreement of $120 million, with unused capacity of $880 million. Additionally, ITC Holdings had $381 million of commercial paper issued and outstanding as of March 31, 2026. See Note 6 to the condensed consolidated interim financial statements for a detailed discussion of the commercial paper program and our revolving credit agreement.
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
Credit Ratings
Credit ratings by nationally recognized statistical rating agencies are an important component of our liquidity profile. Credit ratings relate to our ability to issue debt securities and the cost to borrow money and should not be viewed as a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. An explanation of these ratings may be obtained from the respective rating agency. Additional information related to our credit ratings and outlook reported by rating agencies is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Rating” of our Form 10-K for the year ended December 31, 2025.
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of March 31, 2026, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreement may increase.

Cash Flows

	Three Months Ended			Percentage
	March 31,		Increase	Increase
(In millions of USD)	2026	2025	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$183	$146	$37	25%
Investing activities	(400)	(349)	51	15%
Financing activities	217	187	30	16%
Net decrease in cash, cash equivalents and restricted cash	$—	$(16)
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $35 million, a decrease in income taxes paid of $6 million, an increase of $4 million due to the settlement of interest rate swaps and timing differences in various receipts and payments during the three months ended March 31, 2026 compared to the same period in 2025. This increase was partially offset by an increase in payments pursuant to our long-term incentive plans of $15 million and an increase in property taxes paid of $3 million during the three months ended March 31, 2026 compared to the same period in 2025.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the three months ended March 31, 2026 compared to the same period in 2025.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to an increase in issuances of long-term debt of $600 million, an increase in net issuances of commercial paper of $74 million and an increase in net refundable deposits from generators for transmission network upgrades of $33 million during the three months ended March 31, 2026 compared to the same period in 2025. This increase was partially offset by an increase in net repayments under our revolving credit agreement of $673 million during the three months ended March 31, 2026 compared to the same period in 2025.
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
The accounting policies discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2025 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the three months ended March 31, 2026.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated interim financial statements for information related to recently issued FASB guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2025, we are subject to: (1) commodity price risk from market price fluctuations; (2) interest rate risk on our fixed rate debt, revolving credit agreement, commercial paper and derivative instruments and hedging activities; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. During the three months ended March 31, 2026, there were no material changes in these risks except for the item listed below.
Derivative Instruments and Hedging Activities
We use interest rate derivative instruments to manage exposure to fluctuations in interest rates. During the three months ended March 31, 2026, the Company terminated $705 million of interest rate swap contracts. See Note 6 to the condensed consolidated interim financial statements for additional information regarding the Company’s derivative instruments and hedging activities.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors affecting us, see “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors set forth therein.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 001-32576.

Exhibit No.	Description of Document

4.65
Eleventh Supplemental Indenture, dated as of February 25, 2026, between International Transmission Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on March 12, 2026)

4.66
Fourteenth Supplemental Indenture, dated as of February 25, 2026, between ITC Midwest LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed on March 12, 2026)

4.67	Ninth Supplemental Indenture, dated as of April 1, 2026 between the Company and the Trustee (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on April 1, 2026)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 5, 2026

ITC HOLDINGS CORP.

By:	/s/ Krista K. Tanner
Krista K. Tanner
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)