Form 10-Q
period 2026-09-30
ITC Holdings Corp.
filed 2026-11-03
CIK 1317630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32576
ITC HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	32-0058047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
All shares of outstanding common stock of ITC Holdings Corp. are held by its parent company, ITC Investment Holdings Inc., which is an indirect majority owned subsidiary of Fortis Inc. There were 224,203,112 shares of common stock, no par value, outstanding as of November 2, 2026.

ITC Holdings Corp.
Form 10-Q for the Quarterly Period Ended September 30, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(In millions of USD, except share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$44	$13
Accounts receivable	222	164
Inventory	101	85
Regulatory assets	31	28
Prepaid and other current assets	46	28
Total current assets	444	318
Non-current assets
Property, plant and equipment (net of accumulated depreciation and amortization of $3,067 and $2,892, respectively)	14,165	13,196
Goodwill	950	950
Regulatory assets	202	197
Other non-current assets	139	173
Total non-current assets	15,456	14,516
TOTAL ASSETS	$15,900	$14,834
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$215	$141
Accrued compensation	72	71
Accrued interest	114	77
Accrued taxes	50	81
Regulatory liabilities	20	23
Refundable deposits and advances for construction	94	54
Debt maturing within one year	999	636
Other current liabilities	21	25
Total current liabilities	1,585	1,108
Non-current liabilities
Accrued pension and postretirement liabilities	28	27
Deferred income taxes	1,748	1,662
Regulatory liabilities	869	759
Long-term debt	8,025	7,840
Other non-current liabilities	94	81
Total non-current liabilities	10,764	10,369
TOTAL LIABILITIES	12,349	11,477
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 5 and 12)
STOCKHOLDER’S EQUITY
Common stock, without par value, 235,000,000 shares authorized, 224,203,112 shares issued and outstanding	892	892
Retained earnings	2,634	2,444
Accumulated other comprehensive income	25	21
Total stockholder’s equity	3,551	3,357
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$15,900	$14,834
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2026	2025	2026	2025
OPERATING REVENUES
Transmission and other services	$593	$515	$1,523	$1,363
Formula Rate true-up	(117)	(61)	(99)	(25)
Total operating revenues	476	454	1,424	1,338
OPERATING EXPENSES
Operation and maintenance	33	36	94	95
General and administrative	30	37	125	111
Depreciation and amortization	94	88	278	258
Taxes other than income taxes	45	44	143	136
Total operating expenses	202	205	640	600
OPERATING INCOME	274	249	784	738
OTHER EXPENSES (INCOME)
Interest expense, net	102	92	299	272
Allowance for equity funds used during construction	(18)	(12)	(46)	(32)
Other expenses (income), net	(4)	(4)	(14)	(9)
Total other expenses (income)	80	76	239	231
INCOME BEFORE INCOME TAXES	194	173	545	507
INCOME TAX PROVISION	45	40	124	120
NET INCOME	149	133	421	387
OTHER COMPREHENSIVE INCOME (LOSS)
Derivative instruments, net of tax	3	(1)	4	(8)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	(1)	4	(8)
TOTAL COMPREHENSIVE INCOME	$152	$132	$425	$379
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
			Other	Total
		Retained	Comprehensive	Stockholder’s
(In millions of USD)	Common Stock	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2024	$892	$2,074	$28	$2,994
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(73)	—	(73)
Other comprehensive loss, net of tax	—	—	(3)	(3)
BALANCE, MARCH 31, 2025	892	2,128	25	3,045
Net income	—	127	—	127
Dividends to ITC Investment Holdings	—	(56)	—	(56)
Other comprehensive loss, net of tax	—	—	(4)	(4)
BALANCE, JUNE 30, 2025	892	2,199	21	3,112
Net income	—	133	—	133
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, SEPTEMBER 30, 2025	$892	$2,332	$20	$3,244

BALANCE, DECEMBER 31, 2025	$892	$2,444	$21	$3,357
Net income	—	137	—	137
Dividends to ITC Investment Holdings	—	(73)	—	(73)
Other comprehensive income, net of tax	—	—	2	2
BALANCE, MARCH 31, 2026	892	2,508	23	3,423
Net income	—	135	—	135
Dividends to ITC Investment Holdings	—	(91)	—	(91)
Other comprehensive loss, net of tax	—	—	(1)	(1)
BALANCE, JUNE 30, 2026	892	2,552	22	3,466
Net income	—	149	—	149
Dividends to ITC Investment Holdings	—	(67)	—	(67)
Other comprehensive income, net of tax	—	—	3	3
BALANCE, SEPTEMBER 30, 2026	$892	$2,634	$25	$3,551
See notes to condensed consolidated interim financial statements (unaudited).

ITC HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions of USD)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	278	258
Recognition, refund and collection of revenue accruals and deferrals — including accrued interest	110	11
Deferred income tax expense	62	85
Allowance for equity funds used during construction	(46)	(32)
Share-based compensation	27	25
Other	(3)	(3)
Changes in assets and liabilities, exclusive of changes shown separately:
Accounts receivable	(60)	(13)
Accounts payable	16	8
Accrued compensation	(7)	(3)
Accrued interest	37	10
Accrued taxes	(30)	(30)
Other current and non-current assets and liabilities, net	(31)	(36)
Net cash provided by operating activities	774	667
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,153)	(973)
Contributions in aid of construction received	74	13
Other	16	(14)
Net cash used in investing activities	(1,063)	(974)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, net	1,649	—
Borrowings under revolving credit agreement	1,085	1,167
Net (repayments) issuances of commercial paper	(237)	202
Repayments of long-term debt	(400)	—
Repayments of revolving credit agreement	(1,543)	(925)
Dividends to ITC Investment Holdings	(231)	(129)
Refundable deposits from generators for transmission network upgrades	23	19
Repayments of refundable deposits from generators for transmission network upgrades	(18)	(22)
Other	(12)	—
Net cash provided by financing activities	316	312
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27	5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	39	27
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$66	$32
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
The accompanying condensed consolidated interim financial statements have been prepared using GAAP and with the instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
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
Other Services
Other services revenue consists of rental revenues, easement revenues, amounts from providing ancillary services relating to customer-owned plant assets and generator interconnection annual maintenance fees. A portion of other services revenue is treated as a revenue credit and taken as a reduction to gross revenue requirement when calculating net revenue requirement under our Formula Rates. Total other services revenue included in transmission and other services in the condensed consolidated statements of comprehensive income for each of the three months ended September 30, 2026 and 2025 was $2 million. Total other services revenue for each of the nine months ended September 30, 2026 and 2025 was $4 million.
4.    ACCOUNTS RECEIVABLE
The following table presents the components of accounts receivable on the condensed consolidated statements of financial position:

	September 30,	December 31,
(In millions of USD)	2026	2025
Trade accounts receivable	$12	$9
Unbilled accounts receivable	192	138
Other	18	17
Total accounts receivable	$222	$164

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
The net changes in regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, were as follows during the nine months ended September 30, 2026:

(In millions of USD)	Total
Net regulatory assets as of December 31, 2025	$23
Net collection of 2024 revenue deferrals and accruals, including accrued interest	(9)
Net revenue deferrals, including accrued interest	(99)
Net accrued interest payable	(2)
Net regulatory liabilities as of September 30, 2026	$(87)

Regulatory assets and liabilities associated with our Regulated Operating Subsidiaries’ Formula Rate revenue accruals and deferrals, including accrued interest, are recorded on the condensed consolidated statements of financial position as follows:

	September 30,	December 31,
(In millions of USD)	2026	2025
Current regulatory assets	$31	$28
Non-current regulatory assets	23	33
Current regulatory liabilities	(20)	(16)
Non-current regulatory liabilities	(121)	(22)
Net regulatory (liabilities) assets	$(87)	$23
ROE and Incentive Adders for Transmission Rates
The FERC has authorized the use of ROE incentives, or adders, that can be applied to the rates of TOs when certain conditions are met. Our MISO Regulated Operating Subsidiaries and ITC Great Plains utilize ROE adders related to independent transmission ownership and RTO participation. The FERC issued a NOPR on March 20, 2020, and a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy to remove incentives for independent transmission ownership and RTO participation and to grant incentives for certain transmission projects. As of September 30, 2026, no final determination had been made on these NOPRs and we cannot predict whether this will have a material impact on us.
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

6.    DEBT
Fixed Rate Debt
The following notes and bonds were issued during the nine months ended September 30, 2026:

(In millions of USD)	Principal Amount		Interest Rate	Issuance Date	Maturity Date
METC Senior Secured Notes, Series A (a)	$125	(d)	5.08%	01/14/2026	01/14/2036
METC Senior Secured Notes, Series B (a)	125	(d)	5.71%	01/14/2026	01/14/2046
ITCTransmission First Mortgage Bonds, Series M (b)	175	(e)	4.78%	03/12/2026	03/12/2034
ITC Midwest First Mortgage Bonds, Series O (b)	175	(e)	4.86%	03/12/2026	03/12/2035
ITC Holdings Senior Notes (c)	500	(f)	4.875%	04/01/2026	04/15/2031
ITC Holdings Senior Notes (c)	400	(f)	5.50%	04/01/2026	04/15/2036
ITCTransmission First Mortgage Bonds, Series N (b)	50	(e)	5.41%	07/15/2026	07/15/2044
ITC Midwest First Mortgage Bonds, Series P (b)	100	(e)	5.53%	07/15/2026	07/15/2047
Total	$1,650
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
(e)The net proceeds were used to repay existing indebtedness under the revolving credit agreement, to partially fund capital expenditures and for general corporate purposes.
(f)The net proceeds were used to fund the repayment of ITC Holdings’ Senior Notes due June 30, 2026, to repay indebtedness outstanding under the commercial paper program and for general corporate purposes.
Commercial Paper
ITC Holdings has an ongoing commercial paper program for the issuance and sale of unsecured commercial paper. The Company’s revolving credit agreement may be used to repay commercial paper issued pursuant to the commercial paper program. At September 30, 2026, we had the following commercial paper, net of discount:

(In millions of USD)	Program Size	Issued and Outstanding
Commercial Paper	$400	$—

Revolving Credit Agreement
At September 30, 2026, we had the following unguaranteed, unsecured revolving credit facility available and outstanding:

(In millions of USD)	Total Available Capacity (a)	Outstanding Balance (b)	Unused Capacity	Weighted Average Interest Rate on Outstanding Balance (c)	Commitment Fee Rate (d)
ITC Holdings	$400	$—	$400	—%	0.175%
ITCTransmission	200	24	176	4.94%	0.100%
METC	125	68	57	4.94%	0.100%
ITC Midwest	200	23	177	4.94%	0.100%
ITC Great Plains	75	16	59	4.94%	0.100%
Total	$1,000	$131	$869
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
The following derivative financial instruments were settled during the nine months ended September 30, 2026:

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
The following derivative financial instruments were outstanding at September 30, 2026:

(In millions of USD)	Notional Amount	Weighted Average Fixed Rate	Hedged Period (In years)	Effective Date
Interest rate swaps (a)	$200	3.96%	5	Q3 2027
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
Net periodic benefit cost for the pension plans, by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2026	2025	2026	2025
Service cost	$2	$2	$7	$6
Interest cost	2	1	5	5
Expected return on plan assets	(2)	(2)	(7)	(6)
Net periodic benefit cost	$2	$1	$5	$5
The components of net pension cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Other Postretirement Benefits
We provide certain postretirement health care, dental, and life insurance benefits for eligible employees (the “postretirement benefit plan”).
Net postretirement benefit plan cost, by component, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2026	2025	2026	2025
Service cost	$2	$1	$6	$5
Interest cost	2	2	5	5
Expected return on plan assets	(2)	(2)	(7)	(6)
Amortization of unrecognized gain	(2)	(1)	(4)	(4)
Net postretirement cost	$—	$—	$—	$—
The components of net postretirement cost, other than the service cost component, are included in other expenses (income), net in the condensed consolidated statements of comprehensive income.
Defined Contribution Plan
We also sponsor a defined contribution retirement savings plan. Participation in this plan is available to substantially all employees. We match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of this plan was $2 million and $1 million for the three months ended September 30, 2026 and 2025, respectively, and $7 million and $6 million for the nine months ended September 30, 2026 and 2025, respectively.
8.    FAIR VALUE MEASUREMENTS
The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no transfers between levels.
Our assets measured at fair value subject to the three-tier hierarchy at September 30, 2026, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$3	$—	$—
Mutual funds — fixed income securities	25	—	—
Mutual funds — equity securities	17	—	—
Interest rate swap derivatives	—	8	—
Total	$45	$8	$—
Our assets and liabilities measured at fair value subject to the three-tier hierarchy at December 31, 2025, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions of USD)	(Level 1)	(Level 2)	(Level 3)
Financial assets measured on a recurring basis:
Cash and cash equivalents	$3	$—	$—
Mutual funds — fixed income securities	41	—	—
Mutual funds — equity securities	15	—	—
Interest rate swap derivatives	—	3	—
Financial liabilities measured on a recurring basis:
Interest rate swap derivatives	—	4	—
Total	$59	$(1)	$—
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
We also held non-financial assets that are required to be measured at fair value on a non-recurring basis. These consist of goodwill and intangible assets. We did not record any impairment charges on long-lived assets and no other significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three and nine months ended September 30, 2026 and 2025.

Fair Value of Financial Assets and Liabilities
Fixed Rate Debt
Based on the borrowing rates obtained from third party lending institutions currently available for bank loans with similar terms and average maturities from active markets, the fair value of our consolidated long-term debt and debt maturing within one year, excluding borrowings on the revolving credit agreement and commercial paper, was $7,903 million and $7,088 million at September 30, 2026 and December 31, 2025, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The total book value of our consolidated long-term debt and debt maturing within one year, net of discount and deferred financing fees and excluding borrowings on the revolving credit agreement and commercial paper, was $8,893 million and $7,651 million at September 30, 2026 and December 31, 2025, respectively.
Revolving Credit Agreement
At September 30, 2026 and December 31, 2025, we had a consolidated total of $131 million and $589 million, respectively, outstanding under our revolving credit agreement, which is a variable rate loan. The fair value of the loan approximates book value based on the borrowing rates currently available for a variable rate loan obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.
Other Financial Instruments
The carrying value of other financial instruments including cash and cash equivalents and commercial paper, approximates their fair value due to the short-term nature of these instruments.
9.    STOCKHOLDER'S EQUITY
Accumulated Other Comprehensive Income
The following table provides the components of changes in AOCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2026	2025	2026	2025
Balance at the beginning of period	$22	$21	$21	$28
Derivative instruments
Reclassification of net gain relating to interest rate cash flow hedges from AOCI to earnings (net of tax of $(1), $—, $(2) and $(1), respectively) (a)	(2)	(1)	(5)	(2)
Gain (loss) on interest rate swaps relating to interest rate cash flow hedges (net of tax of $1, $—, $3 and $(2), respectively)	5	—	9	(6)
Total other comprehensive income (loss), net of tax	3	(1)	4	(8)
Balance at the end of period	$25	$20	$25	$20
____________________________
(a)The reclassification of the net gain relating to interest rate cash flow hedges is reported in interest expense, net in the condensed consolidated statements of comprehensive income on a pre-tax basis.
The amount of net gain relating to interest rate cash flow hedges to be reclassified from AOCI to earnings for the 12-month period ending September 30, 2027 is expected to be approximately $7 million (net of tax of $3 million).
10.    SHARE-BASED COMPENSATION
In 2026, 326,046 PBUs and 256,902 SBUs were granted pursuant to our long-term incentive plans. The aggregate fair value of all outstanding PBUs and SBUs as of September 30, 2026 was $77 million and $43 million, respectively. At September 30, 2026, the unrecognized compensation cost related to the PBUs and SBUs was $26 million and $15 million, respectively.

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

	September 30,	December 31,
(In millions of USD)	2026	2025
Statements of financial position activity:
Accounts receivable from Fortis and Fortis affiliates	$1	$1
Net income tax receivable from ITC Investment Holdings (a)	3	2
Net income tax payable to ITC Investment Holdings (b)	2	—
____________________________
(a)Recorded in prepaid and other current assets on the condensed consolidated statements of financial position.
(b)Recorded in accrued taxes on the condensed consolidated statements of financial position.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of USD)	2026	2025	2026	2025
Statements of comprehensive income activity:
Billed from Fortis and Fortis affiliates (a)	$3	$2	$12	$11
Billed to Fortis and Fortis affiliates (b)	1	1	3	3
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
As of December 31, 2025, the aggregate refund liability in current regulatory liabilities was $7 million and included interest of $2 million. During the nine months ended September 30, 2026 and 2025, we made refund payments of $7 million and $13 million, respectively, in accordance with the refund provisions of the order. As of September 30, 2026, we settled the remaining regulatory liabilities and there are no remaining regulatory liabilities recorded related to this matter.
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

	September 30,		December 31,
(In millions of USD)	2026	2025	2025	2024
Cash and cash equivalents	$44	$4	$13	$19
Restricted cash included in other non-current assets	22	28	26	8
Total cash, cash equivalents and restricted cash	$66	$32	$39	$27
Supplementary Cash Flows Information

	Nine Months Ended
	September 30,
(In millions of USD)	2026	2025
Interest paid (net of interest capitalized)	$261	$266
Income taxes paid to ITC Investment Holdings	59	45
Income taxes paid to state jurisdictions	2	2
Non-cash investing and financing activities:
Additions to property, plant and equipment (a)	208	143
Allowance for equity funds used during construction	46	32
Other	—	6
____________________________
(a)Amounts consist of current and accrued liabilities for construction, labor, materials and other costs that have not been included in investing activities. These amounts have not been paid for as of September 30, 2026 or 2025, respectively, but will be or have been included as a cash outflow from investing activities for expenditures for property, plant and equipment when paid.

14.    SEGMENT INFORMATION
We identify reportable segments based on factors including the regulatory environment of our subsidiaries and the business activities performed to earn revenues and incur expenses. The following tables show our financial information by reportable segment:

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended September 30, 2026
Statements of comprehensive income activity
Operating revenues	$487	$1	$(12)	$476
Depreciation and amortization	94	—	—	94
Interest expense, net	52	51	(1)	102
Other segment items (a)	97	—	(11)	86
Income (loss) before income taxes	244	(50)	—	194
Income tax provision (benefit)	58	(13)	—	45
Subsidiary net earnings	—	186	(186)	—
Net income	186	149	(186)	149
Nine Months Ended September 30, 2026
Statements of comprehensive income activity
Operating revenues	$1,456	$1	$(33)	$1,424
Depreciation and amortization	278	—	—	278
Interest expense, net	149	152	(2)	299
Other segment items (a)	307	26	(31)	302
Income (loss) before income taxes	722	(177)	—	545
Income tax provision (benefit)	172	(48)	—	124
Subsidiary net earnings	—	550	(550)	—
Net income	550	421	(550)	421
Statements of cash flows activity
Expenditures for property, plant and equipment	1,153	1	(1)	1,153
As of September 30, 2026
Statements of financial position balances
Property, plant and equipment, net	14,158	7	—	14,165
Goodwill	950	—	—	950
Total assets (b)	15,728	8,238	(8,066)	15,900

	Regulated
	Operating	ITC Holdings	Reconciliations/
(In millions of USD)	Subsidiaries	and Other	Eliminations	Total
Three Months Ended September 30, 2025
Statements of comprehensive income activity
Operating revenues	$463	$—	$(9)	$454
Depreciation and amortization	88	—	—	88
Interest expense, net	47	45	—	92
Other segment items (a)	101	9	(9)	101
Income (loss) before income taxes	227	(54)	—	173
Income tax provision (benefit)	55	(15)	—	40
Subsidiary net earnings	—	172	(172)	—
Net income	172	133	(172)	133
Nine Months Ended September 30, 2025
Statements of comprehensive income activity
Operating revenues	$1,365	$—	$(27)	$1,338
Depreciation and amortization	258	—	—	258
Interest expense, net	137	135	—	272
Other segment items (a)	306	22	(27)	301
Income (loss) before income taxes	664	(157)	—	507
Income tax provision (benefit)	161	(41)	—	120
Subsidiary net earnings	—	503	(503)	—
Net income	503	387	(503)	387
Statements of cash flows activity
Expenditures for property, plant and equipment	974	—	(1)	973
As of December 31, 2025
Statements of financial position balances
Property, plant and equipment, net	13,189	7	—	13,196
Goodwill	950	—	—	950
Total assets (b)	14,680	7,761	(7,607)	14,834
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
Significant matters that influenced our financial condition, results of operations and cash flows for the nine months ended September 30, 2026 or that may affect future results include:
•Our capital expenditures of $1.2 billion at our Regulated Operating Subsidiaries during the nine months ended September 30, 2026, as described below under “— Capital Investment and Operating Results Trends;”
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
Capital Investment and Operating Results Trends
We expect a long-term upward trend in rate base resulting from our anticipated capital investment, in excess of depreciation and any acquisition premiums, from our Regulated Operating Subsidiaries’ long-term capital investment programs to improve reliability, increase system capacity and upgrade the transmission network to support new generating resources. Investments in property, plant and equipment, when placed in-service upon completion of a capital project, are added to the rate base of our Regulated Operating Subsidiaries. We expect increases in rate base to result in a corresponding long-term upward trend in revenues and earnings. Our revenues and earnings may be impacted by future increases or decreases to our rates for ROE incentive adders and base ROE. As of September 30, 2026, we estimate that each 10 basis point change in the authorized ROE would impact annual consolidated net income by approximately $7 million. See Notes 5 and 12 to the condensed consolidated interim financial statements for additional information related to matters that have impacted base ROE and may impact future rates.
Our Regulated Operating Subsidiaries incur significant costs to invest in their transmission systems and maintain the assets on their systems. While we have been impacted by increases in inflation and supply chain disruptions, these challenges have not had a material impact on our current or forecasted capital expenditures. We work closely with our suppliers to manage costs and deliveries of required materials and supplies and attempt to ensure that our asset and inventory purchases adequately support our construction and maintenance activities. In response to these challenges, we have increased levels of certain materials and supplies inventories over time to help reduce risks related to global supply chain constraints. We continue to monitor and evaluate the potential impacts of these macroeconomic trends on our forecasted capital expenditures and maintenance activities. Changes and proposed changes to the U.S. global trade policy, along with potential international retaliatory measures, have resulted in volatility in global markets and uncertainty around short- and long-term economic impacts in the United States, including concerns over tariffs and their potential impacts on the cost of goods, inflation, recession and slowing growth. As such, we continue to monitor and evaluate the potential impacts of these changes and measures, including the imposition of tariffs and ongoing legal challenges to such tariffs, on our business and operations. It is not currently possible to predict the impact of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our forecasted capital expenditures for the years 2027 through 2031 or our long-term financial condition, results of operations and cash flows. However, we do not currently expect a significant financial impact in 2026.
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
We also assess our transmission systems against our own planning criteria that are filed annually with the FERC. Based on our planning studies, we see needs to make capital investments to: (1) maintain and replace our current transmission infrastructure to enhance system reliability and accommodate load growth; (2) expand access to electricity markets to reduce the overall cost of delivered energy to customers and provide access to competitive markets for economic development; and (3) interconnect new generation resources and customers.
In addition to future investments identified through our planning studies, MISO continues to identify capital investment needs through its LRTP initiative. On December 12, 2024, MISO’s board of directors approved a portfolio of the second tranche of 24 LRTP projects (“Tranche 2.1”) with estimated total associated transmission costs of approximately $22 billion. Based on the MISO portfolio of Tranche 2.1 projects, we expect a range of $3.7 billion to $4.2 billion of capital investments for our MISO Regulated Operating Subsidiaries. At this time, this range includes the estimate of future capital investments for projects from the Tranche 2.1 portfolio that are not subject to a competitive bidding process. We currently anticipate that the majority of the investments to be made by our MISO Regulated Operating Subsidiaries for the Tranche 2.1 portfolio will occur beyond our five-year plan for forecasted capital expenditures for the years 2027 through 2031.
Separate from the projects that are being developed by our MISO Regulated Operating Subsidiaries, ITC Midcontinent Development LLC, a subsidiary of ITC Holdings, has participated in MISO’s competitive selection process for two projects included in the Tranche 2.1 portfolio in Iowa. As competitively bid projects, these projects differ from projects that are typically developed by our MISO Regulated Operating Subsidiaries in that they use different rate of return constructs, as defined by the bid parameters of each project. On October 21, 2026, MISO announced that ITC Midcontinent Development LLC was selected as the developer of one of these projects within Iowa, designated by MISO as the “MARS” project. We expect that the project will result in approximately $1.0 billion of capital expenditures through 2034. Capital expenditures for the project are expected to increase in the later years of our 2027 through 2031 five-year plan period, with approximately $450 million of capital expenditures included in the five-year plan.
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

The following table shows our actual and expected capital expenditures at our Regulated Operating Subsidiaries:

	Actual Capital	Forecasted
	Expenditures for the	Capital
	Nine Months Ended	Expenditures
(In millions of USD)	September 30, 2026	2027 — 2031
Expenditures for property, plant and equipment (a)	$1,153	$8,582
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
On April 7, 2026, our Regulated Operating Subsidiaries, along with a coalition of other TOs that operate in the MISO and SPP RTOs, filed a complaint at the FERC under Section 206 of the Federal Power Act related to the FERC Order No. 1000 competitive solicitation process for electric transmission projects in the MISO and SPP regions. The complaint seeks to (1) exempt from the competitive solicitation process transmission projects in the MISO and SPP regions that facilitate generation or load additions, or (2) suspend competitive solicitations for certain categories of projects in these regions for the next five years. It is requested that the proposed change apply prospectively from the date of the complaint. The complainants requested that the FERC issue a ruling by September 2026, which has passed. The FERC may still issue a ruling at any time, but there is no stipulated timeline for the FERC to act.
Our capital expenditure forecast is subject to continuing review and modification, and actual capital expenditures could be lower or higher than forecasted. Investments in property, plant and equipment could be lower than expected due to a variety of factors, as discussed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2025.

Results of Operations

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	September 30,		Increase	Increase	September 30,		Increase	Increase
(In millions of USD)	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
OPERATING REVENUES
Transmission and other services	$593	$515	$78	15%	$1,523	$1,363	$160	12%
Formula Rate true-up	(117)	(61)	(56)	(92)%	(99)	(25)	(74)	(296)%
Total operating revenues	476	454	22	5%	1,424	1,338	86	6%
OPERATING EXPENSES
Operation and maintenance	33	36	(3)	(8)%	94	95	(1)	(1)%
General and administrative	30	37	(7)	(19)%	125	111	14	13%
Depreciation and amortization	94	88	6	7%	278	258	20	8%
Taxes other than income taxes	45	44	1	2%	143	136	7	5%
Total operating expenses	202	205	(3)	(1)%	640	600	40	7%
OPERATING INCOME	274	249	25	10%	784	738	46	6%
OTHER EXPENSES (INCOME)
Interest expense, net	102	92	10	11%	299	272	27	10%
Allowance for equity funds used during construction	(18)	(12)	(6)	(50)%	(46)	(32)	(14)	(44)%
Other expenses (income), net	(4)	(4)	—	—%	(14)	(9)	(5)	(56)%
Total other expenses (income)	80	76	4	5%	239	231	8	3%
INCOME BEFORE INCOME TAXES	194	173	21	12%	545	507	38	7%
INCOME TAX PROVISION	45	40	5	13%	124	120	4	3%
NET INCOME	$149	$133	$16	12%	$421	$387	$34	9%
Operating Revenues
The following tables set forth the components of and changes in operating revenues for the three and nine months ended September 30, 2026 and 2025, which included revenue accruals and deferrals, as described in Note 5 to the condensed consolidated interim financial statements:

	Three Months Ended
	September 30,					Percentage
	2026		2025		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$345	73%	$327	72%	$18	6%
Regional cost sharing revenues (a)	111	23%	110	24%	1	1%
Point-to-point	7	1%	6	1%	1	17%
Scheduling, control and dispatch (a)	5	1%	4	1%	1	25%
Other	8	2%	7	2%	1	14%
Total	$476	100%	$454	100%	$22	5%

	Nine Months Ended
	September 30,					Percentage
	2026		2025		Increase	Increase
(In millions of USD)	Amount	Percentage	Amount	Percentage	(Decrease)	(Decrease)
Network revenues (a)	$1,018	71%	$950	71%	$68	7%
Regional cost sharing revenues (a)	340	24%	329	25%	11	3%
Point-to-point	23	2%	21	1%	2	10%
Scheduling, control and dispatch (a)	14	1%	12	1%	2	17%
Other	29	2%	26	2%	3	12%
Total	$1,424	100%	$1,338	100%	$86	6%
___________________________
(a)Includes a portion of Formula Rate true-up revenue.

Operating revenues for the three and nine months ended September 30, 2026 increased compared to the same periods in 2025 primarily due to higher rate base associated with higher balances of property, plant and equipment and resulting return and increased recoverable operating expenses.
Operating Expenses
General and administrative
General and administrative expense decreased during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to lower compensation-related costs, driven largely by decreased share-based compensation.
General and administrative expense increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher compensation-related costs, driven largely by increased share-based compensation and personnel additions, as well as higher professional services fees.
Other Expenses (Income)
Interest Expense, net
Interest expense, net increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to higher overall debt balances and higher interest rates on long-term debt issuances. The increase was partially offset due to lower balances of commercial paper and borrowings under the revolving credit agreement.
Allowance for equity funds used during construction
AFUDC equity increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to higher balances of construction work in process eligible for AFUDC equity.
Other expenses (income), net
Other expenses (income), net increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in interest income.
Income Tax Provision
Income tax provision increased for the three months ended September 30, 2026 primarily due to an increase in income before income taxes.
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
•Fund working capital requirements.
In addition to the expected capital requirements above, any adverse determinations or settlements relating to the regulatory matters described in Note 5 to the condensed consolidated interim financial statements would result in additional capital requirements. Our contractual obligations are described in our Form 10-K for the year ended December 31, 2025. There have been no material changes to our contractual obligations since

December 31, 2025, other than the items described in Note 6 to the condensed consolidated interim financial statements.
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
To address our short-term (within twelve months) cash requirements, we expect to utilize cash provided by operations at our Regulated Operating Subsidiaries, future issuances under our commercial paper program, amounts available under our revolving credit agreement and long-term debt financing, as needed. As of September 30, 2026, we had consolidated indebtedness under our revolving credit agreement of $131 million, with unused capacity of $869 million. Additionally, ITC Holdings did not have any commercial paper issued and outstanding as of September 30, 2026. See Note 6 to the condensed consolidated interim financial statements for a discussion of the commercial paper program and our revolving credit agreement.
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
Covenants
Our debt instruments contain numerous financial and operating covenants that place significant restrictions on certain transactions, such as incurring additional indebtedness, engaging in sale and lease-back transactions, creating liens or other encumbrances, entering into mergers, consolidations, liquidations or dissolutions, creating or acquiring subsidiaries and selling or otherwise disposing of all or substantially all of our assets. In addition, the covenants require us to meet certain financial ratios, such as maintaining certain debt to capitalization ratios and certain funds from operations to debt levels. As of September 30, 2026, we were not in violation of any debt covenant. In the event of a downgrade in our credit ratings, none of the covenants would be directly impacted, although the borrowing costs under our revolving credit agreement may increase.

Cash Flows

	Nine Months Ended			Percentage
	September 30,		Increase	Increase
(In millions of USD)	2026	2025	(Decrease)	(Decrease)
Cash flows provided by (used in):
Operating activities	$774	$667	$107	16%
Investing activities	(1,063)	(974)	89	9%
Financing activities	316	312	4	1%
Net increase in cash, cash equivalents and restricted cash	$27	$5
Cash Flows From Operating Activities
Net cash provided by operating activities increased primarily due to an increase in cash received from operating revenues of $126 million, an increase in interest income of $5 million, a decrease in interest paid of $5 million, a decrease in refunds paid, excluding interest, of $4 million related to the rate of return on equity complaints, as described in Note 12 to the condensed consolidated interim financial statements, and an increase of $4 million due to the settlement of interest rate swaps during the nine months ended September 30, 2026 compared to the same period in 2025. This increase was partially offset by an increase in payments pursuant to our long-term incentive plans of $15 million, an increase in income taxes paid of $14 million and an increase in property taxes paid of $12 million during the nine months ended September 30, 2026 compared to the same period in 2025.
Cash Flows From Investing Activities
Net cash used in investing activities increased primarily due to an increase in capital expenditures during the nine months ended September 30, 2026 compared to the same period in 2025. This increase was partially offset by an increase in contributions in aid of construction received during the nine months ended September 30, 2026 compared to the same period in 2025.
Cash Flows From Financing Activities
Net cash provided by financing activities increased primarily due to an increase in issuances of long-term debt of $1,649 million and an increase in net refundable deposits from generators for transmission network upgrades of $8 million during the nine months ended September 30, 2026 compared to the same period in 2025. This increase was partially offset by an increase in net repayments under our revolving credit agreement of $700 million, an increase in net repayments of commercial paper of $439 million, an increase in repayments of long-term debt of $400 million, an increase in dividends paid to ITC Investment Holdings of $102 million and other financing activities, primarily an increase in deferred financing fees, during the nine months ended September 30, 2026 compared to the same period in 2025.
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
The accounting policies discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K for the year ended December 31, 2025 are considered by management to be the most important to an understanding of the condensed consolidated interim financial statements because of their significance to the portrayal of our financial condition and results of operations or because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. There have been no material changes to that information during the nine months ended September 30, 2026.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated interim financial statements for information related to recently issued FASB guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in our Form 10-K for the year ended December 31, 2025, we are subject to: (1) commodity price risk from market price fluctuations; (2) interest rate risk on our fixed rate debt, revolving credit agreement, commercial paper and derivative instruments and hedging activities; and (3) credit risk primarily with DTE Electric, Consumers Energy and IP&L, our primary customers. During the nine months ended September 30, 2026, there were no material changes in these risks except for the item listed below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 12 to the condensed consolidated interim financial statements for a description of certain legal proceedings, which description is incorporated herein by reference.
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Database

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 2, 2026

ITC HOLDINGS CORP.

By:	/s/ Krista K. Tanner
Krista K. Tanner
President and Chief Executive Officer (duly authorized officer)

By:	/s/ Gretchen L. Holloway
Gretchen L. Holloway
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)